Form 10-Q
period 2013-06-30
ARROW CARS INTERNATIONAL INC
filed 2013-08-13
CIK 1559001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-55002

_______________________

ARROW CARS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Florida	99-0374918
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Calle del Escritor Herrara Santa Olalla, No. 2 Churriana, Malaga, Spain	29140
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (0034) 952623297

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2013, there were 30,450,000 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arrow Cars International Inc and subsidiary

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Cash	$7,222	$6,198
Accounts receivable - trade	11,981	7,940
Tax rebates receivable	0	3,617
Capital asset sales receivable, net of allowance for uncollectable accounts	249,565	258,754

Total Current Assets	268,769	276,508

Fixed assets
Revenue earning equipment - cars, net of accumulated depreciation	531,429	599,778
Property and equipment, net of accumulated depreciation	7,268	6,987
Lease deposits	6,893	14,730
Guarantor deposits - related party	88,466	89,656
Guarantor deposits - third party	22,375	22,676

Total fixed assets	656,430	733,826

Total Assets	$925,199	$1,010,335

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$47,453	$47,681
Deferred revenue - Capital asset sales	45,044	44,042
Leasing contracts - current	70,662	143,985
Lines of credit	563,157	582,607
Deposits on rental cars	14,060	21,770
Due to shareholders	50,483	41,431
Due to third parties	13,625	15,878
Salaries payable	3,328	5,348
Taxes payable	70,133	51,589

Total Current Liabilities	877,943	954,331

Long Term Liabilities
Secured loans	32,388	47,002
Leasing contracts	277,310	267,400

Total Long Term Liabilities	309,698	314,402

Total liabilities	1,187,642	1,268,733

Common stock; 100,000,000 authorized; $0.001 par value; 30,450,000 and 30,450,000 issued and outstanding as per June 30, 2013 and December 31, 2012 respectively.	30,450	30,450
Additional paid in capital	145,145	145,145
Accumulated deficit	(446,345)	(423,390)
Other comprehensive (Loss) / Gain	8,307	(10,603)

Total Shareholders’ Deficit	(262,443)	(258,398)

Total Liabilities and Shareholders’ Deficit	$925,199	$1,010,335

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and subsidiary

Consolidated Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Car Rental Income	$120,242	$133,597	$240,491	$260,362

Total Revenues	120,242	133,597	240,491	260,362

Cost of Rental Sales	14,514	37,508	40,317	63,231

Total Cost of Sales	14,514	37,508	40,317	63,231

Gross profit	105,728	96,089	200,174	197,130

Operating Expenses
General and Administrative	95,133	127,922	192,936	218,289
Depreciation	17,212	12,874	27,724	25,818

Total operating expenses	112,345	140,795	220,660	244,108

Loss before other Income (Expenses)	(6,617)	(44,706)	(20,485)	(46,978)

Other (Income) / Expenses
Auto Sales - Net (including Deferred Revenue)	$6,169	$37,133	$30,726	$66,876
Bad debt expense	-	-	13,181	-
Interest Income	263	256	2,826	547
Interest Expense	11,677	12,615	22,840	25,991
Exchange Rate Difference	-	154	-	154

Total other (Income) and Expenses	$5,245	$(24,928)	$2,469	$(41,587)

Net loss before provision for Income Tax	(11,863)	(19,778)	(22,955)	(5,391)

Provision for Income Taxes	-	-	-	-

Net loss	$(11,863)	$(19,778)	$(22,955)	$(5,391)

Basic and Diluted loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	30,450,000	17,419,890	30,450,000	16,309,392

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and subsidiary

Statement of Cash Flows

	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(22,955)	$(5,391)
Depreciation	27,724	40,488
Issuance of stock for services	-	3,000

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable - trade	$4,041	$(6,294)
Tax rebates receivable	(3,617)	(8,233)
Stock subscriptions receivable	-	(5,000)
Capital asset sales receivable	(24,141)	(175,670)
Lease deposit	(94)	(6,332)
Guarantor deposits - related party	(1,190)	(86,112)
Guarantor deposits - third party	(301)	(21,780)
Accounts payable	228	36,717
Deferred revenue - Capital asset sales	(1,002)	-
Deposits on rental cars	7,711	19,692
Due to shareholders	(9,051)	27,323
Due to third party	2,254	16,190
Salaries payable	2,020	2,939
Taxes payable	(18,544)	35,186

Net cash used in operating activities:	$(36,917)	$(133,277)

Cash Flows from Investing Activities
Property and Equipment	(7,462)	(49,233)
Revenue Earning Assets - Cars	(33,163)	64,223
Investment in subsidiary	-	27,000

Net cash provided by investing activities:	$(40,625)	$41,990

Cash Flows from Financing Activities:

Proceeds - line of credit, net	19,450	(18,612)
Payments - Secured Loans	14,614	-
Proceeds (Payments) - Leasing Contracts	63,412	83,307
Common stock subscribed	-	5,000
Common stock subscribed	-	400
Additional paid in capital	-	79,600

Net cash provided by financing activities:	$97,476	$149,695

Other comprehensive (Loss) / Gain	(18,910)	-

Net decrease in cash	1,024	31,409
Cash at Beginning of Year	6,198	-
Cash at End of the Period	$7,222	$31,409

Supplementary Cash Flow Information:
Interest Paid	$22,840	$12,615
Taxes Paid	$-	$-
Allowance for bad debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and subsidiary

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Other comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	(Loss) / Gain	Deficit

December 31, 2010	27,000,000	$27,000	$65,095	$(29,158)	$1,639	$64,576

Net Loss	-	-	-	(318,607)	-	(318,607)

Exchange rate gain / loss	-	-	-	-	(1,639)	(1,639)

December 31, 2011	27,000,000	$27,000	$65,095	$(347,765)	$-	$(255,670)

Common stock issued for services	3,000,000	3,000	-	-	-	3,000

Common stock sold at $0.20	450,000	450	89,550	-	-	90,000

Successor losses pre-Reverse Capitalization	-	-	(9,500)	-	-	(9,500)

Net Loss	-	-	-	(75,625)	-	(75,625)

Other comprehensive Loss	-	-	-	-	(10,603)	(10,603)

December 31, 2012	30,450,000	$30,450	$145,145	$(423,390)	$(10,603)	$(258,398)

Net loss	-	-	-	(22,955)	-	(22,955)

Other comprehensive Loss	-	-	-	-	18,910	18,910

June 30, 2013	30,450,000	$30,450	$145,145	$(446,345)	$8,307	$(262,443)

The accompanying notes are an integral part of these consolidated financial statements.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Note 1 – Background

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Arrow Cars International Inc. (“Successor”, “Company”, or “ACI”) a private company, was organized under the laws of Florida on March 8 2012. Arrow Cars SL (“ACSL” or “Predecessor”) a private limited company, was organized under the laws of Spain on January 21, 2008. On April, 1, 2012, Arrow Cars SL executed a reverse recapitalization with Arrow Cars International Inc. See Note 3. ACI (Successor) is a holding company that conducts operations through its wholly owned subsidiary ACSL (Predecessor). The company’s business model, described below, involves leasing and rent-to-own concepts Clients may go through a website called www.AutoOasis.com or walk-in to the offices to conduct transactions.

The Company’s brand name is AutoOasis and the vehicles are leased and/or sold under this identity. The process works as follows:

1.	A new vehicle is provided by the AutoOasis “Easy Car Leasing” service. For twelve months the vehicle will be used for longer term, flexible rentals of 28 day minimum duration periods. The client may extend the rental or return the car without penalty. This feature is for clients that do not wish to purchase the vehicle.

2.	Once the vehicle surpasses the “Easy Car Leasing” phase (12 to 36 month period), the Company transfers it to the Extended Leasing service and substantially “sells” the car under a rent-to-own 36 month contract.

3.	When the 36 month rent-to-own contract expires, the customer may either keep the vehicle as it will have been paid in full, or,

4.	Return the car to AutoOasis, using the vehicle as a deposit for a newer rent-to-own car and continue to pay monthly lease payments for an additional 36 months.

5.	Returned Extended Lease vehicles are restored and “re-sold” continuing the lease revenue for an additional 36 month term.

On December 16, 2010, the Company executed an agreement with GEP Partners Plc., a public limited company based in the United Kingdom. GEP Partners agreed to act as financial advisor in assisting the Company to merge with a fully listed, compliant, and registered company listed on the OTCBB in the United States. In exchange, the Company agreed to pay $135,000 in fees and exchange 3,000,000 company’s equity at a valuation of $0.001 per share. In March 2012, it was mutually agreed that the Company would be acquired by a private Florida corporation and subsequently file a registration statement with the SEC.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

Arrow Cars International Inc and its fully owned subsidiary provide long term car rental services to businesses and consumers in Spain. The accompanying Financial Statements include the accounts and transactions of ACSL (Predecessor) and ACI (Successor).

In presenting the Financial Statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Accounting Principles

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several Spanish financial institutions whereby the balances are not insured. However, we have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts. As of June 30, 2013 and June 30, 2012, there were no cash equivalents.

Use of Estimates and Assumptions

The use of estimates and assumptions as determined by management is required in the preparation of the Financial Statements in conformity with GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the Financial Statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate. Actual results could differ from those estimates.

Revenue Earning Equipment

Revenue earning equipment is carried at cost, net of accumulated depreciation. Depreciation for vehicles is calculated on a straight line basis according to GAAP and assumes a residual salvage value.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Revenue Recognition

Revenue from newer vehicles leased from the Company, in conjunction with the shorter term leases, is recognized when the lease agreement is signed in conjunction with the following:

●	Persuasive evidence of an arrangement exists.

●	Delivery has occurred or services have been rendered.

●	The seller’s price to the buyer is fixed or determinable.

●	Collectability is reasonably assured using management´s estimates and empirical evidence through various years of experience.

In connection with the lease/purchase feature, revenue is recognized upon execution of the agreement which provides for non-refundable thirty-six month lease terms. Generally, the customer has the right to acquire title through payment of all required lease payments.

Deferred Revenue

The Company has made a provision for possible bad debt on the capital assets sold during the period ended June 30, 2013 hence deferring 10% of the revenues until such a time that the “Rent to Own” contracts are complete paid and title of the vehicle is passed over to the client.

Allowance for doubtful accounts

The Company has made a provision for possible non collectability of the capital asset sales receivable and allocated 5% of these receivables to an allowance account.

Property and Equipment

Property and equipment (including leasehold improvements) are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Useful lives are as follows:

Buildings	39 years
Furniture, fixtures & equipment	3 to 10 years
Capitalized software	3 to 7 years
Buses and support vehicles	4 to 15 years
Revenue earning assets - Cars	1 to 4 years

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Impairment of Long-Lived Assets

The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year at the reporting unit level. If the carrying value of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company assesses goodwill for such impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When available and as appropriate, comparative market multiples and other factors are used to corroborate the discounted cash flow results.

The Company also evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within general and administrative expense on our Statements of Operations, include radio, television, “yellow pages” and other advertising, Internet advertising and other promotions and were $3,779 and $7,619 at June 30, 2013 and June 30, 2012 respectively.

Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

The Company reports revenues net of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer.

Loss per Common Share

Basic earnings (loss) per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options at the beginning of the year, or for the period outstanding during the year for current year issuances.

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permissible. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, and statement of cash flows or earnings per share.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permissible. The adoption of ASU 2011-05 will not have a financial impact on our consolidated statement of earnings, financial condition, and statements of cash flows or earnings per share.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on our consolidated statement of earnings, financial condition, and statement of cash flows or earnings per share.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

Note 3 – Reverse Recapitalization

On April 1, 2012, the ACI (Successor) merged with ACSL (Predecessor), a private corporation, and ACSL became the surviving corporation, in a transaction treated as a reverse recapitalization. ACI did not have any material operations and majority-voting control was transferred to ACSL.

In the recapitalization, ACI issued 27,000,000 shares of common stock in exchange for all of ACSL’s 3,006 issued and outstanding shares of commons stock. For financial reporting purposes, the 3,006 shares have been recast to 27,000,000 shares in accordance with an exchange ratio of 8,982 for 1. The transaction resulted in ACSL’s shareholders acquiring approximately 100% control.

The transaction also required a recapitalization of ACSL. Since ACSL acquired a controlling voting interest, it was deemed the accounting acquirer, while ACI was deemed the legal acquirer. The historical financial statements of the Company are those of ACSL and of the consolidated entities from the date of recapitalization and subsequent.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Note 4 – Vehicles and Property and Equipment

The Company’s tangible assets at June 30 2013 and June 30 2012 consisted of the following:

	June 30, 2013	June 30, 2012

Vehicles	$775,524	$957,018
Property	17,569	14,706

Subtotal	793,093	971,724

Depreciation Vehicles	244,095	303,198
Depreciation Property	10,302	2,953

Subtotal	254,397	306,151

Net Value	$538,696	$665,573

Leased vehicles are carried at cost, net of accumulated depreciation. Depreciation for vehicles is provided using straight line method taking into consideration the estimated residual value at the expected date of disposition.

Depreciation expense for the period ending June 30, 2013 and June 30, 2012 were $27,724 and $25,818 respectively.

Note 5 – Debt

A) Due to Shareholders

From time to time, the Company receives advances from shareholders in the normal course of business. As of June 30, 2013 and June 30, 2012 the Company owed shareholders $50,483 and $27,323 respectively. The advances are non-interest bearing, un-secured and due on demand.

B) Due to Third Party

On April 15, 2010, the Company executed an agreement with a third party who provided personal guarantor loan collateral so the Company could secure financing for a fleet of cars. The third party offered his personal residence as collateral in exchange for 7% of the value of the house paid annually for three years.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

C) Loans and Lines of Credit

The Company’s “Other debt” consists of a combination of leasing contracts, secured loans and letters of credit (overdraft facilities):

	USD	USD
	June 30, 2013	June 30, 2012
Leasing Contracts

Banco Popular (various loans all maturing June 2, 2015 bearing 4.24% interest rate)	$191,726	$259,715

Bankinter (various loans maturing during 2014 and 2015 with varying interest rates from 3.19% to 3.96%	149,486	183,614

Banco Santander (maturing February 15, 2015 bearing interest rate of 7.49%	6,761	8,738
	$347,972	$452,067

Secured Loans
Banco Popular	32,388	53,511
	$32,388	$53,511

Renewable letters of Credit
Bankinter - 0799 50 000032.7	260,193	253,245
Bankinter - 0799 50 050111.4	260,120	253,215
Banco Popular - 075 0953 0050 010449	42,844	56,857
	$563,157	$563,316

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Note 6 – Equity

A) Common Stock

The Company has 100,000,000 authorized common shares and 30,450,000 issued and outstanding at June 30, 2013.

The issuance of the common stock to date was as follows:

On April 1, 2012, the Company issued 27,000,000 common shares to the shareholders of Arrow Cars SL (predecessor) as a result of the reverse recapitalization ($0.001 per share).

On April 4, 2012, the Company issued 3,000,000 common shares for services rendered to the Company ($0.001 per share).

On April 15, 2012, the Company issued 87,500 common shares at $0.20 per share to private placement investors.

On April 20, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

On April 21, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

On May 9, 2012, the Company issued 25,000 common shares at $0.20 per share to private placement investors.

On May 12, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

On May 23, 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

On May 24, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

On June 1, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

On June 15, 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

On July 17, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

On July 17, 2012, the Company issued 12,500 common shares at $0.20 per share to private placement investors.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

Note 7 – Capital asset sales and Capital asset sales receivable

Once the vehicle surpasses the initial 12 to 36 month rental phase, the Company transfers it to the Extended Leasing service and substantially “sells” the car under a rent-to-own 36 month contract. When this vehicle is sold, it is taken out of inventory and amount receivable becomes receivable in 36 equal installments.

The Company has made a provision for possible bad debt on the capital assets sold during the period ended June 30, 2013 hence deferring 10% of the revenues until such a time that the “Rent to Own” contracts are complete paid and title of the vehicle is passed over to the client.

The Company has made a provision for possible non collectability of the capital asset sales receivable and allocated 5% of these receivables to an allowance account.

Note 8 – Leases

The Company executed a five year lease for its offices and a warehouse on December 1, 2009 expiring November 30, 2014. On April 30, 2012 this lease agreed was mutually rescinded and the Company entered into a new agreed to lease a different and larger premises. The Company executed a one year renewable up to five years lease for its new offices and a warehouse on May 12, 2012. The rental expense was $19,514 and $25,706 as of June 30, 2013 and June 30, 2012 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012:

The Company had revenues derived from “Car Rentals” amounting to $240,491 and $260,362 for the six months June 30, 2013 and June 30, 2012 respectively. The decrease in rental income was mainly due to the increase in the number of vehicles that went from the “Easy Car Leasing” scheme to the “Rent to Own” scheme.

The cost of car rentals amounted to $40,317 and $63,231 for the six months ended June 30, 2013 and June 30, 2012 respectively. This cost is made up of repairs and maintenance, road tax and car insurance.

The gross profit at for the six months ended June 30, 2013 and June 30, 2012 respectively was $200,174 and $197,130.

The general and administrative costs for the six months ended June 30, 2013 and June 30, 2012 respectively were $192,936 and $218,289; these expenses were made up of the following:

	June 30,
	2013	2012
Rent	$19,514	$25,706
Salaries	96,139	82,978
Professional services rendered	40,711	65,240
Bank Service charges	3,586	4,339
Marketing and Advertising	3,779	7,619
Soft costs	3,536	4,398
Other costs and services	25,671	28,008

	$192,936	$218,289

Depreciation expense amounted to $27,724 and $25,818 for the six months ended June 30, 2013 and June 30, 2012 respectively

The net operating profit (loss) for the six months ended June 30, 2013 and June 30, 2012 respectively amounted to $(20,485) and $(46,978).

The Company’s other income and (expenses) amounted to $2,496 and $(41,587) for the six months ended June 30, 2013 and June 30, 2012.

	June 30, 2013	June 30, 2012
Other (Income) / Expenses
Auto Sales - Net (including Deferred Revenue)	$30,726	$66,876
Bad debt expense	13,181	-
Interest income	2,826	547
Interest expense	22,840	25,991
Exchange rate differences	-	154

Total other (Income) and Expenses	$2,469	$(41,587)

The decrease in “auto sales” was due to the fact that the Company sold less vehicles in the six months ended June 30, 2013.

The interest expense for the period ended June 30, 2013 decreased due to a slight decrease in interest rates on certain loans with financial institutions.

The net loss for the six months ended 30, 2013 and June 30, 2012 respectively was $22,955 and $5,391.

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012:

The Company had revenues derived from “Car Rentals” amounting to $120,242 and $133,597 for the three months June 30, 2013 and June 30, 2012 respectively. The decrease in rental income was mainly due to the increase in the number of vehicles that went from the “Easy Car Leasing” scheme to the “Rent to Own” scheme.

The cost of car rentals amounted to $14,514 and $37,508 for the three months ended June 30, 2013 and June 30, 2012 respectively. This cost is made up of repairs and maintenance, road tax and car insurance. The substantial decrease was due to less maintenance expenses during the three month period.

The gross profit at for the three months ended June 30, 2013 and June 30, 2012 respectively was $105,728 and $96,089.

The general and administrative costs for the three months ended June 30, 2013 and June 30, 2012 respectively were $95,133 and $127,922.

Depreciation expense amounted to $17,212 and $12,874 for the three months ended June 30, 2013 and June 30, 2012 respectively

The net operating profit (loss) for the three months ended June 30, 2013 and June 30, 2012 respectively amounted to $(6,617) and $(44,706), the main reason for the decrease in losses was due to the fact that the cost of rental sales and G&A were substantially higher in the three months ended June 30, 2012.

The Company’s other income and (expenses) amounted to $(5,245) and $24,928 for the three months ended June 30, 2013 and June 30, 2012. The decrease in “auto sales” was due to the fact that the Company sold less vehicles in the three months ended June 30, 2013.

The interest expense for the period ended June 30, 2013 decreased due to a slight decrease in interest rates on certain loans with financial institutions.

The net loss for the three months ended 30, 2013 and June 30, 2012 respectively was $11,863 and $19,778.

LIQUIDITY AND CAPITAL RESERVES

As of June 30, 2013, the Company had $7,222 in cash and net cash used in operations of $(36,917). The working capital deficit amounted to $609,175. Finally, the Company had a Shareholders’ Equity deficit amounting to $262,443.

The company’s debt amounted to $943,517; this debt was made up of $32,388 of secured loans granted by Banco Popular, $563,157 of credits lines with two banks (Banco Popular and Bank Inter) and finally $347,972 of leasing contracts also financed by Banco Popular and Bank Inter. The basic terms of this debt are as follows:

	June 30, 2013	June 30, 2012
Leasing Contracts

Banco Popular (various loans all maturing June 2, 2015 bearing 4.24% interest rate)	$191,726	$259,715

Bankinter (various loans maturing during 2014 and 2015 with varying interest rates from 3.19% to 3.96%	149,486	183,614

Banco Santander (maturing February 15, 2015 bearing interest rate of 7.49%	6,761	8,738
	$347,972	$452,067

Secured Loans
Banco Popular	32,388	53,511
	$32,388	$53,511

Renewable letters of Credit
Bankinter - 0799 50 000032.7	260,193	253,245
Bankinter - 0799 50 050111.4	260,120	253,215
Banco Popular - 075 0953 0050 010449	42,844	56,857
	$563,157	$563,316

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Arrow Cars International Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

At June 30, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting.

We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us, except as follows:

Arrow Cars SL previously contracted with Peter Stuart Rogers for him to provide certain services to Arrow Cars SL. On November 10, 2010, Arrow Cars SL unilaterally cancelled the contract with Mr. Rogers. In December, Mr. Rogers then filed an arbitration action against Arrow Cars SL claiming damages for the cancellation of the contract. The arbitration action was filed before the Arbitration & Settlement Office (“CMAC”), file numbers 12627/2010 and 12625/2010. The arbitration case was closed without agreement. As a consequence, Mr. Rogers filed a claim against Arrow Cars SL in the Malaga Employment Courts, with the same numbers. Prior to appearing in court, Arrow Cars SL and Mr. Rogers agreed privately that Arrow Cars SL would pay 18,500 Euros (U.S. $24,420) to Mr. Rogers, which has been paid. In addition, in the event Arrow Cars SL successfully raises 4 million Euros (U.S. $5,000,000) in a public offering in the United States, Arrow Cars SL will be obligated to pay an additional 100,000 Euros ($125,000) to Mr. Rogers, one half of which amount will have to be paid within 16 weeks after the Company receives $5,000,000 in the proceeds of such public offering. The balance of 50,000 Euros will be payable to Mr. Rogers one year later.

The Company believes that if it, in fact, raises the $5,000,000 pursuant to its initial public offering, then it will owe 100,000 Euros (equivalent U.S. Dollars according to the exchange rate at the time such payments are due). In the event the Company is unsuccessful in raising the $5,000,000 pursuant to such initial public offering, the Company will not owe Mr. Rogers any additional money pursuant to the arbitration proceeding.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW CARS INTERNATIONAL INC.

Date: August 13, 2013	/s/ Jeremy D. Harris
Jeremy D. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ Sergio Perez Conejo
Sergio Perez Conejo
Chief Financial Officer
(Principal Accounting and Financial Officer)

