Form 10-Q
period 2013-09-30
ARROW CARS INTERNATIONAL INC
filed 2013-11-13
CIK 1559001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-55002

_______________________

ARROW CARS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Florida	99-0374918
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Calle del Escritor Herrara Santaolalla, No. 2 Churriana, Malaga, Spain	29140
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (0034) 952623297

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2013, there were 30,450,000 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arrow Cars International Inc and subsidiary

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Cash	$1,409	$6,198
Accounts receivable - trade	16,852	7,940
Tax rebates receivable	26,130	3,617
Capital asset sales receivable, net of allowance for uncollectable accounts	244,015	258,754

Total Current Assets	288,406	276,508

Fixed assets
Revenue earning equipment - cars, net of accumulated depreciation	502,428	599,778
Property and equipment, net of accumulated depreciation	7,553	6,987
Lease deposits	7,166	14,730
Guarantor deposits - related party	38,248	89,656
Guarantor deposits - third party	41,912	22,676

Total fixed assets	597,307	733,826

Total Assets	$885,713	$1,010,335

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$20,338	$47,681
Deferred revenue - Capital asset sales	46,810	44,042
Leasing contracts - current	31,263	143,985
Lines of credit	582,967	582,607
Deposits on rental cars	9,893	21,770
Due to shareholders	72,625	41,431
Due to third parties	20,032	15,878
Salaries payable	4,627	5,348
Taxes payable	99,685	51,589

Total Current Liabilities	888,241	954,331

Long Term Liabilities
Secured loans	34,363	47,002
Leasing contracts	257,751	267,400

Total Long Term Liabilities	292,114	314,402

Total liabilities	1,180,355	1,268,733

Common stock; 100,000,000 authorized; $0.001 par value; 30,450,000 and 30,450,000 issued and outstanding as per September 30, 2013 and December 31, 2012 respectively.	30,450	30,450
Additional paid in capital	145,145	145,145
Accumulated deficit	(466,406)	(423,390)
Other comprehensive (Loss) / Gain	(3,831)	(10,603)

Total Shareholders’ Deficit	(294,642)	(258,398)

Total Liabilities and Shareholders´ Deficit	$885,713	$1,010,335

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and subsidiary

Consolidated Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Car Rental Income	$109,160	$123,917	$351,847	$390,547

Total Revenues	109,160	123,917	351,847	390,547

Cost of Rental Sales	22,434	37,411	62,143	102,343

Total Cost of Sales	22,434	37,411	62,143	102,343

Gross profit	86,726	86,507	289,705	288,204

Operating Expenses
General and Administrative	90,022	114,394	290,168	336,569
Depreciation	9,879	11,509	37,886	37,929

Total operating expenses	99,901	125,903	328,055	374,498

Loss before other Income (Expenses)	(13,176)	(39,396)	(38,350)	(86,294)

Other income (expenses)
Auto Sales - Net (including Deferred Revenue)	$9,635	$60,348	$28,947	$129,536
Bad debt expense	-	-	1,606	-
Interest Income	143	1,942	3,778	2,543
Interest Expense	12,738	14,238	35,784	40,900
Exchange Rate Difference	-	-	-	156

Total other (Income) and Expenses	$2,959	$48,052	$4,666	$91,023

Net loss before provision for Income Tax	(16,135)	8,656	(43,016)	4,729

Provision for Income Taxes	-	-	-	-

Net loss	$(16,135)	$8,656	$(43,016)	$4,729

Basic and Diluted loss per Share	$(0.00)	$0.00	$(0.00)	$0.00

Basic and Diluted Weighted Average Number of Shares Outstanding	30,450,000	30,450,000	30,450,000	18,685,602

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and subsidiary

Statement of Cash Flows

	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(43,016)	$4,729
Depreciation	37,886	120,064
Issuance of stock for services	-	3,000

Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable - trade	$(8,912)	$1,270
Tax rebates receivable	(22,514)	8,093
Capital asset sales receivable	14,739	(253,693)
Lease deposit	7,565	93
Guarantor deposits - related party	51,407	701
Guarantor deposits - third party	(19,235)	5,319
Accounts payable	(27,344)	(17,176)
Deferred revenue - Capital asset sales	2,769	-
Deposits on rental cars	(11,877)	4,400
Due to shareholders	31,194	(1,644)
Due to third party	4,153	(10,895)
Salaries payable	(721)	(659)
Taxes payable	48,096	20,106

Net cash provide by (used in) operating activities:	$64,191	$(116,293)

Cash Flows from Investing Activities
Property and Equipment	(566)	-
Revenue Earning Assets - Cars	59,463	(7,093)

Net cash provided by investing activities:	$58,897	$(7,093)

Cash Flows from Financing Activities:

Proceeds - line of credit, net	361	(91)
Payments - Secured Loans	(12,639)	(13,011)
Proceeds (Payments) - Leasing Contracts	(122,371)	67,203
Proceeds from common stock sold	-	80,500

Net cash provided by (used in) financing activities:	$(134,649)	$134,601

Other comprehensive (Loss) / Gain	6,772	(445)

Net decrease in cash	(4,789)	10,770
Cash at Beginning of Year	6,198	7,517
Cash at End of the Period	$1,409	$18,287

Supplementary Cash Flow Information:
Interest Paid	$35,784	$41,003
Taxes Paid	$-	$-
Allowance for bad debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and subsidiary

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Other comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	(Loss) / Gain	Defict

December 31, 2010	27,000,000	$27,000	$65,095	$(29,158)	$1,639	$64,576

Net Loss	-	-	-	(318,607)	-	(318,607)

Exchange rate gain / loss	-	-	-	-	(1,639)	(1,639)

December 31, 2011	27,000,000	$27,000	$65,095	$(347,765)	$-	$(255,670)

Common stock issued for services	3,000,000	3,000	-	-	-	3,000

Common stock sold at $0.20	450,000	450	89,550	-	-	90,000

Successor losses pre-Reverse Capitalization	-	-	(9,500)	-	-	(9,500)

Net Loss	-	-	-	(75,625)	-	(75,625)

Other comprehensive Loss	-	-	-	-	(10,603)	(10,603)

December 31, 2012	30,450,000	$30,450	$145,145	$(423,390)	$(10,603)	$(258,398)

Net loss	-	-	-	(43,016)	-	(43,016)

Other comprehensive Loss	-	-	-	-	6,772	6,772

September 30, 2013	30,450,000	$30,450	$145,145	$(466,406)	$(3,831)	$(294,642)

The accompanying notes are an integral part of these consolidated financial statements.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Note 1 - Background

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

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Note 2 - Basis of Presentation and Recently Issued Accounting Pronouncements

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

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several Spanish financial institutions whereby the balances are not insured. However, we have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts. As of September 30, 2013 and September 30, 2012, there were no cash equivalents.

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

Revenue Recognition

Revenue from newer vehicles leased from the Company, in conjunction with the shorter term leases, is recognized when the lease agreement is signed in conjunction with the following:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectability is reasonably assured using management´s estimates and empirical evidence through various years of experience.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

In connection with the lease/purchase feature, revenue is recognized upon execution of the agreement which provides for non-refundable thirty-six month lease terms. Generally, the customer has the right to acquire title through payment of all required lease payments.

Deferred Revenue

The Company has made a provision for possible bad debt on the capital assets sold during the period ended September 30, 2013 hence deferring 10% of the revenues until such a time that the “Rent to Own” contracts are complete paid and title of the vehicle is passed over to the client.

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

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within general and administrative expense on our Statements of Operations, include radio, television, “yellow pages” and other advertising, Internet advertising and other promotions and were $4,231 and $11,264 at September 30, 2013 and September 30, 2012 respectively.

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

Note 3 - Reverse Recapitalization

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

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

Note 4 - Vehicles and Property and Equipment

The Company’s tangible assets at September 30, 2013 and September 30, 2012 consisted of the following:

	September 30, 2013	September 30, 2012

Vehicles	$747,415	$871,653
Property	18,259	17,361

Subtotal	765,674	889,014

Depreciation Vehicles	244,987	237,109
Depreciation Property	10,706	2,998

Subtotal	255,692	240,107

Net Value	$509,981	$648,907

Leased vehicles are carried at cost, net of accumulated depreciation. Depreciation for vehicles is provided using straight line method taking into consideration the estimated residual value at the expected date of disposition.

Depreciation expense for the period ending September 30, 2013 and September 30, 2012 were $37,886 and $37,929 respectively.

Note 5 - Debt

A)	Due to Shareholders

From time to time, the Company receives advances from shareholders in the normal course of business. As of September 30, 2013 and September 30, 2012 the Company owed shareholders $72,625 and $41,431 respectively. The advances are non-interest bearing, un-secured and due on demand.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

B)	Due to Third Party

On April 15, 2010, the Company executed an agreement with a third party who provided personal guarantor loan collateral so the Company could secure financing for a fleet of cars. The third party offered his personal residence as collateral in exchange for 7% of the value of the house paid annually for three years. On April 16, 2013 this agreement was renewed for a further 12 months.

C)	Loans and Lines of Credit

The Company’s “Other debt” consists of a combination of leasing contracts, secured loans and letters of credit (overdraft facilities):

	September 30, 2013	September 30, 2012
Leasing Contracts
Banco Popular (various loans all maturing June 2, 2015 bearing 4.24% interest rate)	$139,565	$229,590
Bankinter (various loans maturing during 2014 and 2015 with varying interest rates from 3.19% to 3.96%)	140,221	168,676
Banco Santander (maturing February 15, 2015 bearing interest rate of 7.49%)	9,228	8,137
	$289,014	$406,403

Secured Loans
Banco Popular	34,363	50,104
	$34,363	$50,104

Renewable letters of Credit
Bankinter - 0799 50 000032.7	269,722	257,108
Bankinter - 0799 50 050111.4	270,398	257,108
Banco Popular - 075 0953 0050 010449	42,847	57,736
	$582,967	$571,952

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Note 6 - Equity

A)	Common Stock

The Company has 100,000,000 authorized common shares and 30,450,000 issued and outstanding at September 30, 2013.

The issuance of the common stock to date was as follows:

●	On April 1, 2012, the Company issued 27,000,000 common shares to the shareholders of Arrow Cars SL (predecessor) as a result of the reverse recapitalization ($0.001 per share).

●	On April 4, 2012, the Company issued 3,000,000 common shares for services rendered to the Company ($0.001 per share).

●	On April 15, 2012, the Company issued 87,500 common shares at $0.20 per share to private placement investors.

●	On April 20, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

●	On April 21, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

●	On May 9, 2012, the Company issued 25,000 common shares at $0.20 per share to private placement investors.

●	On May 12, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On May 23, 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

●	On May 24, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On June 1, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On June 15, 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

●	On July 17, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On July 17, 2012, the Company issued 12,500 common shares at $0.20 per share to private placement investors.

Note 7 - Capital asset sales and Capital asset sales receivable

Once the vehicle surpasses the initial 12 to 36 month rental phase, the Company transfers it to the Extended Leasing service and substantially “sells” the car under a rent-to-own 36 month contract. When this vehicle is sold, it is taken out of inventory and amount receivable becomes receivable in 36 equal installments.

The Company has made a provision for possible bad debt on the capital assets sold during the period ended September 30, 2013 hence deferring 10% of the revenues until such a time that the “Rent to Own” contracts are complete paid and title of the vehicle is passed over to the client.

ARROW CARS INTERNATIONAL INC AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

The Company has made a provision for possible non collectability of the capital asset sales receivable and allocated 5% of these receivables to an allowance account.

Note 8 - Leases

The Company executed a five year lease for its offices and a warehouse on December 1, 2009 expiring November 30, 2014. On April 30, 2012 this lease agreed was mutually rescinded and the Company entered into a new agreed to lease a different and larger premises. The Company executed a one year renewable up to five years lease for its new offices and a warehouse on May 12, 2012. The rental expense was $29,630 and $35,638 as of September 30, 2013 and September 30, 2012 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine months ended September 30, 2013 and September 30, 2012

The Company had revenues derived from “Car Rentals” amounting to $351,847 and $390,547 for the nine months September 30, 2013 and September 30, 2012 respectively. The decrease in rental income was mainly due to the increase in the number of vehicles that went from the “Easy Car Leasing” scheme to the “Rent to Own” scheme.

The cost of car rentals amounted to $62,143 and $102,343 for the nine months September 30, 2013 and September 30, 2012 respectively. This cost is made up of repairs and maintenance, road tax and car insurance. The decrease in this cost was mainly due to fact that we commenced to repair and maintain the vehicles in house rather than outsourcing these services.

The gross profit at for the nine months ended September 30, 2013 and September 30, 2012 respectively was $289,705 and $288,204.

The general and administrative costs for the nine months ended September 30, 2013 and September 30, 2012 respectively were $290,169 and $218,289; these expenses were made up of the following:

	September 30,
	2013	2012	Differences
Rent	29,630	35,638	(6,008)
Salaries	144,854	132,005	12,848
Profesional services rendered	53,740	98,180	(44,440)
Bank Service charges	8,835	7,296	1,539
Marketing and Advertising	4,231	11,264	(7,032)
Soft costs	7,857	6,869	988
Other costs and services	41,021	45,316	(4,294)

	$290,169	$336,568	$(46,399)

The decrease in G&A was due to less money being spent on rent, professional services and advertising.

Depreciation expense amounted to $37,886 and $37,929 nine months ended September 30, 2013 and September 30, 2012 respectively.

The net operating loss nine months ended September 30, 2013 and September 30, 2012 respectively amounted to $(38,350) and $(86,294).

The Company’s other income and (expenses) amounted to $4,666 and $91,023 nine months ended September 30, 2013 and September 30, 2012 respectively:

	Nine Months	Nine Months
Other income (expenses)	September 30, 2013	September 30, 2012
Auto Sales - Net (including Deferred Revenue)	$28,947	$129,536
Bad debt expense	1,606	-
Interest Income	3,778	2,543
Interest Expense	35,784	40,900
Exchange Rate Difference	-	156

Total other (Income) and Expenses	$4,666	$91,023

The main reason for the decrease in other income and expenditure was due to the decrease in “auto sales”.

The interest expense for the nine month ended September 30, 2013 decreased by $5,115 due to a slight decrease in interest rates on certain loans with financial institutions.

The net profit (loss) for the nine months ended September 30, 2013 and September 30, 2012 respectively was $(43,016) and $4,729.

For the three months ended September 30, 2013 and September 30, 2012

The Company had revenues derived from “Car Rentals” amounting to $109,160 and $123,917 for the three months September 30, 2013 and September 30, 2012 respectively. The decrease in rental income was mainly due to the increase in the number of vehicles that went from the “Easy Car Leasing” scheme to the “Rent to Own” scheme.

The cost of car rentals amounted to $22,434 and $37,411 for the three months September 30, 2013 and September 30, 2012 respectively. This cost is made up of repairs and maintenance, road tax and car insurance. The decrease in this cost was mainly due to fact that we commenced to repair and maintain the vehicles in house rather than outsourcing these services.

The gross profit at for the three months ended September 30, 2013 and September 30, 2012 respectively was $86,726 and $86,507.

The general and administrative costs for the three months ended September 30, 2013 and September 30, 2012 respectively were $90,022 and $114,394. The decrease in G&A was due to less money being spent on rent, professional services and advertising.

Depreciation expense amounted to $9,879 and $11,509 three months ended September 30, 2013 and September 30, 2012 respectively.

The net operating loss three months ended September 30, 2013 and September 30, 2012 respectively amounted to $(13,176) and $(39,396).

The Company’s other income and (expenses) amounted to $(16,135) and $8,656 three months ended September 30, 2013 and September 30, 2012 respectively. The main reason for the decrease in other income and expenditure was due to the decrease in “auto sales”.

The interest expense for the three month ended September 30, 2013 decreased by $1,500 due to a slight decrease in interest rates on certain loans with financial institutions.

The net profit (loss) for the three months ended September 30, 2013 and September 30, 2012 respectively was $(16,135) and $8,656.

LIQUIDITY AND CAPITAL RESERVES

As of September 30, 2013, the Company had $1,409 in cash and net cash used in operations of $64,191. The working capital deficit amounted to $599,835. Finally, the Company had a Shareholders’ Equity deficit amounting to $294,642.

The company’s debt amounted to $906,344; this debt was made up of $34,363 of secured loans granted by Banco Popular, $582,967 of credits lines with two banks (Banco Popular and Bank Inter) and finally $289,014 of leasing contracts also financed by Banco Popular and Bank Inter.

The basic terms of this debt are as follows:

	September 30, 2013	September 30, 2012
Leasing Contracts
Banco Popular (various loans all maturing June 2, 2015 bearing 4.24% interest rate)	$139,565	$229,590
Bank inter (various loans maturing during 2014 and 2015 with varying interest rates from 3.19% to 3.96%	140,221	168,676
Banco Santander (maturing February 15, 2015 bearing interest rate of 7.49%	9,228	8,137
	$289,014	$406,403

Secured Loans
Banco Popular	34,363	50,104
	$34,363	$50,104

Renewable letters of Credit
Bankinter - 0799 50 000032.7	269,722	257,108
Bankinter - 0799 50 050111.4	270,398	257,108
Banco Popular - 075 0953 0050 010449	42,847	57,736
	$582,967	$571,952

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Arrow Cars International Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

At September 30, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us, except as follows:

Arrow Cars SL previously contracted with Peter Stuart Rogers for him to provide certain services to Arrow Cars SL. On November 10, 2010, Arrow Cars SL unilaterally cancelled the contract with Mr. Rogers. In December, Mr. Rogers then filed an arbitration action against Arrow Cars SL claiming damages for the cancellation of the contract. The arbitration action was filed before the Arbitration & Settlement Office (“CMAC”), file numbers 12627/2010 and 12625/2010. The arbitration case was closed without agreement. As a consequence, Mr. Rogers filed a claim against Arrow Cars SL in the Malaga Employment Courts, with the same numbers. Prior to appearing in court, Arrow Cars SL and Mr. Rogers agreed privately that Arrow Cars SL would pay 18,500 Euros (U.S. $24,420) to Mr. Rogers, which has been paid. In addition, in the event Arrow Cars SL successfully raises 4 million Euros (U.S.$5,000,000) in a public offering in the United States, Arrow Cars SL will be obligated to pay an additional 100,000 Euros ($125,000) to Mr. Rogers, one half of which amount will have to be paid within 16 weeks after the Company receives $5,000,000 in the proceeds of such public offering. The balance of 50,000 Euros will be payable to Mr. Rogers one year later.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 * 32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

ARROW CARS INTERNATIONAL INC.

Date: November 13, 2013	/s/ Jeremy D. Harris
Jeremy D. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Sergio Perez Conejo
Sergio Perez Conejo
Chief Financial Officer
(Principal Accounting and Financial Officer)

