Form 10-K
period 2013-12-31
ARROW CARS INTERNATIONAL INC
filed 2014-07-14
CIK 1559001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 0-55002

ARROW CARS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	99-0374918
(State of Incorporation)	(I.R.S. Employer Identification No.)

Calle del Escritor Herrara Santaolalla, No. 2

Churriana, Malaga, Spain 29140

(Address of principal executive offices)

Registrant’s telephone number, including area code: (0034) 952623297

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non- accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $-0-.

As of July 14, 2014, there were 30,450,000 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” (plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

●	the high level of competition in the vehicle rental industry and the impact such competition may have on pricing and rental volume;

●	any reduction in travel demand, including any reduction in airline passenger traffic;

●	an increase in our fleet costs as a result of an increase in the cost of new vehicles, disruption in the supply of new vehicles, and/or a decrease in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

●	any weakness in economic conditions generally;

●	our ability to continue to achieve and maintain cost savings and successfully implement our business strategies;

●	our ability to obtain financing for our operations, including the funding of our vehicle fleet;

●	an occurrence or threat of terrorism, pandemic disease, natural disasters or military conflict in the locations in which we operate;

●	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

●	our ability to accurately estimate our future results;

●	a major disruption in our communication networks or information systems;

●	our exposure to uninsured claims in excess of historical levels;

●	our failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information;

●	any impact on us from the actions of our licensees, dealers and independent contractors;

●	substantial increases in the cost, or decreases in the supply, of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

●	risks related to tax obligations and the effect of future changes in accounting standards;

●	risks related to future acquisitions or investments that we may pursue, including any incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses;

●	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services; and

●	other risks which may be described in future filings with the U.S. Securities and Exchange Commission (“SEC”).

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The discussion and analysis contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties. Although we believe that our assumptions are reasonable, any or all of our forward-looking statements may prove to be inaccurate and we can make no guarantees about our future performance. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Except to the extent of our obligations under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

PART I

Item 1. Business.

Business Development

OVERVIEW

We were incorporated on March 8, 2012, in the State of Florida and acquired 100% of Arrow Cars SL (a Spanish corporation) on April 4, 2012, in exchange for the issuance of 27,000,000 shares of our common stock. Arrow Cars SL was co-founded in 2003 by Jeremy D. Harris, our President, and his wife, Beverly Harris. Arrow Cars SL operated as an unincorporated business from 2003 until January 2008 when Arrow Cars SL was incorporated and registered in Spain.

Arrow Cars SL initially operated a booking agent for four of the major holiday car rental companies in Spain (“Crown Car Hire”, “Goldcar Rent A Car”, “Centauro Rent A Car” and “Helle Hollis Rent A Car”) and received compensation in the form of commissions. Within a few weeks of operating Arrow Cars SL, Jeremy and Beverly Harris discovered a large and poorly served market - long term car rentals for durations of four weeks or more—that was not being commercially exploited anywhere near its full potential. For example, Jeremy and Beverly Harris recognized that:

●	There were hundreds of thousands of Northern Europeans living and working for long term durations (yet, not permanently) on the Costa del Sol (Southern Spain), Costa Blanca (Eastern Spain) and in Barcelona and Madrid, Spain;

●	There existed many small and medium size companies in Spain in need of new, modern, efficient vehicles to carry out their business operations; and

●	There were an increasing number of temporarily contracted workers in Spain who needed vehicles on short notice and, more importantly, needed the ability to return a vehicle to the rental company without penalty when their employment contracts expired.

Between 2003 and mid-2009, Arrow Cars SL utilized third party owned vehicles for long term leases and was compensated on a commission only basis. Arrow Cars SL began acquiring its own vehicles and deploying them on long term rentals in mid-2009.

On December 16, 2010, the Company executed an agreement with GEP Partners Plc., a limited company based in Dubai and the United Kingdom. GEP Partners agreed to act as financial advisor in assisting the Company to merge with a fully listed, compliant, and registered company listed on the OTCBB in the United States. In exchange, the Company agreed to pay $135,000 in fees and exchange 3,000,000 company’s equity at a valuation of $0.001 per share. In March 2012, due to the fact that a suitable candidate had not been identified, the Company and GEP verbally agreed that the Company would be acquired by a private Florida corporation and subsequently file a registration statement with the SEC, and that GEP would continue to be retained to consult in the process of assisting Arrow Cars International Inc. with registering its shares with the SEC and helping the Company with having its common stock quoted on the Over-the-Counter Bulletin Board.

We have three business models, which provide varying solutions for the difficulties in acquiring a vehicle for both business and personal use.

Model No. 1 — “AutoOasis - Easy Car Leasing”

Under our brand name “AutoOasis - Easy Car Leasing,” Arrow Cars provides rental vehicles for long term use (28 days minimum lease) as an alternative to conventional methods of vehicle acquisition (i.e., leasing, purchasing via bank or manufacturer loans, or conventional auto rental). We do not conduct credit score checks or require credit card payments, so our clients, who are unwilling or unable to raise financing can still drive a modern, safe, economical vehicle, which may be exchanged for a new vehicle every 12 months. Model No. 1 is designed for the customer who does not want own the vehicle so the customer does not own the leased vehicle at the end of the rental period.

Model No. 2 - “AutoOasis - Rent to Own”

After the vehicle has been leased for between 12 and 36 months under our AutoOasis - Easy Car Leasing program, the vehicle is then transferred to our AutoOasis - “Rent to Own” program. Customers choosing to use our AutoOasis - Rent to Own service make an initial deposit of approximately 30% of the vehicle value, followed by 36 monthly payments. One of our more popular vehicle models is the Skoda Fabia 1.4 TDI. Our current “Easy Car Leasing” 28 day rental rate for an economy group vehicle like the Skoda Fabia 1.4 TDI is $526. AutoOasis - Rent to Own monthly rental rate for the same group of vehicles over 36 months is $330, including insurance, mainenance and road taxes. The monthly maintenance expenses will obviously vary depending on mileage, wear and tear of a particular vehicle. Once the 36 month “Rent to Own” contract has expired, ownership of the vehicle is transferred to the customer. We do not conduct credit score checks or require credit card payments, so our clients, who are unwilling or unable to obtain financing can still drive a modern, safe, economical vehicle while participating in our AutoOasis - “Rent to Own” program.

Model No. 3 - “Try Before You Buy”

We also offer a “Try Before You Buy” service whereby a customer who is interested in one of our AutoOasis Rent to Own vehicles can rent the care they are interested in for 28 days. If the customer is happy with the vehicle after the 28 day trial period, then the customer can “Rent to Own it. If after the 28 day trial period, the customer does not like the vehicle, then the customer can simply return the vehicle to us. We believe that Our Try Before You Buy program increases the “peace of mind” for our customers in making a major financial decision and helps to maximize our fleet utilization by reducing the “down time” of each vehicle.

CURRENT OPERATIONS

We are based on the Costa del Sol, Spain and our client base spreads north and east to Madrid and Costa Blanca, Spain. We call our car rental program, “AUTOOASIS Easy Car Leasing.” We currently have a fleet of 127 vehicles, 69 of which are deployed in our long term rental business and 58 of which are deployed in our rent-to-own business. We call our “Rent to Own” program, “AUTOOASIS Rent to Own.” Our long term rental fleet consists primarily of vehicles from the current and immediately preceding model years. We purchase our vehicles through auto dealers and finance our vehicle acquisitions through a number of credit facilities. Once our vehicles are between one and three years old, we deploy them to our “Rent to Own” program where we sell them under a rent to own contract of 36 months duration (with no credit checks and the option to return the car, if necessary, without penalty if the contract purchaser’s circumstances change). Our “Rent to Own” program offers us additional benefits:

1.	Allows us to maintain a modern fleet of rental cars, while providing us the ability to dispose of older vehicles at better prices than we would likely realize as trade-in value or from sales to third parties;

2.	Provides another income stream due to the financing, insurance and maintenance profit realized from the rent to own contracts.

Our long term rentals range from four weeks (28 days). Our long term rental agreements are generally 28 day renewable contracts. We rent our cars for $420 to $800 per four weeks depending on car size and available options, as well as length of the rental contract. Since 2005, the average long term rental for our cars has been seven months. Since obtaining our own fleet in July 2009, the average 28 day rental amount for our cars has been $495 and our average fleet utilization has been 92%.

During the fiscal year ended December 31, 2013, the average long term rental for our Easy Car Leasing vehicles was 7.1 months. 48% of the Easy Car Leasing fleet has been leased to the same clients prior to 2013, throughout the entire 2012 fiscal year and continue into 2013 without breaking the rental.

Our average fleet utilization during the 2013 fiscal year was 94% (including vehicles unable to be hired due to accident damage or mechanical failure). Our fleet utilization peaked at 96% during August, October and November 2013. Our lowest fleet utilization of 90%, 90%, and 89% were recorded during January, February and March 2013, respectively. These fluctuations are typical as foreigners take advantage of cheap post Christmas flights home and business owners will experience a slowdown in trade after the Christmas peak season.

Our car rental fleet consists of cars manufactured by Seat (Leon, Ibiza, Altea and Exeo) and Skoda (Fabia). Seat and Skoda are owned by VAG (Volkswagen Audi Group) and are assembled in the country of the brand origin. Our Kangoo cars are manufactured by Renault. Our Doblo and Panda cars are manufactured by Fiat. We have increased the fleet in 2014 with 2 Opel Corsa and 3 Opel Astra.

HOW DOES AUTOOASIS “EASY CAR LEASING” WORK?

1)	The customer chooses their preferred vehicle

2)	The customer provides us with (a) current driving permit, (b) valid passport and (c) proof of address.

3)	A $300 security deposit is paid along with the first 28 day rental payment (payment in advance before taking the vehicle).

4)	The customer either (a) returns the vehicle at the end of the contract or (b) renews the contract for another 28 day period and so on for as long as the customer’s wishes (payment taken before a new rental contract is executed).

The customer can exchange for a larger, smaller, more economical vehicle at any time, according to their requirements (subject to availability).

All insurance costs, maintenance costs, and a replacement vehicle (in the event of a breakdown or accident) are included in the rental price. The customer DOES NOT OWN the car at the end of the contract.

HOW AUTOOASIS “RENT TO OWN” WORKS?

1.	The customer chooses their preferred vehicle.

2.	A 30% deposit (of the value of the car) is paid upfront; the balance is paid in 36 monthly PAYMENTS - THE DEPOSIT ACTS AS A “FILTER,” CONFIRMING THE CLIENT CAN (A) AFFORD THE CAR AND (B) GAIN “PRIDE OF OWNERSHIP,” INSURING THE CLIENT WILL TREAT THE CAR WITH RESPECT.

3.	To be sure the car is correctly insured and maintained and taxes are paid, the customer pays a monthly “care pack” fee in addition to the rental charges. The care pack cost from $75 to $182 monthly. The higher price provides a higher level of cover (for items such as maintenance, breakdown recovery and replacement vehicle in the event of an accident or breakdown). The customer chooses the level of care pack cover they prefer (another income stream for the Company).

4	“Wear and tear” and mechanical repairs that fall outside the care pack cover are paid for by the customer. The customer is obliged to have all work carried out at an Autooasis premises (another income stream).

5.	Upon receipt of the final payment, ownership of the vehicle is transferred to the customer with no further charges.

6.	Once the rent to own contract has expired, the customer can choose to return the vehicle and collect another “new car” from the AUTOOASIS fleet and begin the rent to own process again. The value of returned “Rent to Own” vehicle will be assessed (mileage, condition, age, market value and cost of repairs, etc.) and the valuation total will be used toward the deposit required to begin a new Rent to Own contract. If the valuation is less than the initial 30% deposit (see number 2 above) the customer will be asked to supplement the difference. If the valuation is greater than the initial 30% deposit the extra amount will be deducted from the monthly rental payments (either a reduction in the total contract period or reduced monthly rental amounts. This will be the customer’s choice). The returned car will be restored to a saleable condition and be “resold” under a new Rent to Own contract.

FUTURE OPERATIONS

We are conducting a due diligence review and market analysis of opportunities for expanding our business to the rest of Spain, Florida (United States), Dubai, and Durban (South Africa). These regions have remarkably similar demographics to the Costa del Sol and each has many thousands of British and other international citizens living and working there on a semi-permanent basis. Many suffer from low credit scores due to their residential status and the substantial decline in the value of real estate and general economic conditions. Many of these foreigners would be candidates for our long term rental program.

MARKETING STRATEGY

SPAIN

Our marketing strategy for Spain is to exploit the long term car rental business by marketing our rental program to:

●	The hundreds of thousands of Northern Europeans living and working for long term durations (yet, not permanently) on the Costa del Sol (Southern Spain), Costa Blanca (Eastern Spain) and in Barcelona and Madrid, Spain;

●	The many small and medium size companies in Spain in need of new, modern, efficient vehicles to carry out their business operations;

●	The increasing number of temporarily contracted workers in Spain who need vehicles on short notice and, more importantly, need the ability to return a vehicle to the rental company without penalty when their employment contracts expire;

●	Credit impaired individuals and small to medium businesses who need cars, but who may not qualify for conventional car leases or purchase financing; and

●	Individuals and small to medium businesses who are reluctant to, and fearful of, investing sizeable amounts of cash for car purchases or borrowing money to buy cars with sizeable amounts cash down payments that could be used for other purposes.

Florida (United States), Dubai and Durban (South Africa).

Our marketing strategy for Florida is to exploit the long term car rental business by marketing our rental program to:

●	The several hundred thousands of Northern Europeans living and working abroad for long term durations;

●	The many small and medium size companies in Florida, Dubai and Durban in need of new, modern, efficient vehicles to carry out their business operations;

●	The increasing number of temporarily contracted workers and semi-permanent foreigners in Florida, Dubai and Durban, who need vehicles on short notice and, more importantly, need the ability to return a vehicle to the rental company without penalty when their employment contracts expire;

●	Credit impaired individuals and small to medium businesses who need cars, but who may not qualify for conventional car leases or purchase financing; and

●	Individuals and small to medium businesses who are reluctant to, and fearful of, investing sizeable amounts of cash for down payments for car purchases or borrowing money to buy cars with sizeable cash down payments that could be used for other purposes.

As our overseas business evolves, we may adjust our marketing strategy to exploit changing market conditions.

We will market our long term rental services by emphasizing the major benefits of our AUTO OASIS “Easy Car Leasing,” which are:

1.	No major cash outlay for car purchase down payment;

2.	No credit card costs, no depreciation, no debt and no risk;

3.	No credit check;

4.	Help to repair low credit scores;

5.	No maintenance, repairs or insurance bills to pay (aside from those covered in the car rental contract);

6.	No long term commitment (28 day contracts only);

7.	Drive a new car every year;

8.	100% tax write off of rental expense in Spain for commercial renters;

9.	Mobile tire repair service (we send repair person and vehicle to client 24/7, within a 150 mile radius of our local offices; and

10.	Competitive pricing.

We will employ the above marketing strategy for our AUTOOASIS “Rent to Own” program with some minor variations. Many of our rent to own customers will be our long term rental customers, who decide to keep the vehicles they have enjoyed driving.

RISK MANAGEMENT - “RING FENCE” AND INSURANCE

In order to safeguard our fleet of cars in our long term rental program and to protect our collateral in our rent to own program, we insure our cars against loss from accidents and theft. We also equip each car with an electronic tracking device. We call this device a “ring fence.” Our “ring fence” devices act as safeguards against theft and allow us to keep track of the locations of our vehicles; however, our “ring devices” do not ensure collectability of amounts owed to us for leased vehicles.

RING FENCE

All of our vehicles are equipped with a “ring fence” electronic tracking facility that enables us to (i) track the position of each vehicle within 10 square meters (or 107 square feet) at any time and (ii) immobilize the vehicle remotely (when necessary and appropriate). The ring fence we use has several built in safeguards:

1.	Automatic alert if the vehicle leaves a designated area (i.e., crosses a country or state border);

2.	Automatic alert if the vehicle is moved without the engine running (i.e., if the car is being stolen using a vehicle transporter); and

3.	Automatic alert if the electronic tracking device is removed from the vehicle, which also automatically immobilizes the vehicle).

INSURANCE

We insure each of vehicles against losses resulting from vehicular damage and theft. We acquire insurance policies from major insurance companies.

MARKETING METHODS

We will use the following marketing methods to target each market sector;

1.	MEDIA MARKETING - Newspapers (Expatriate), Radio (Expatriate). (HOLIDAY HIRE, HIRE PURCHASE, OUTRIGHT PURCHASE)

2.	SEARCH ENGINE OPTIMIZATION - 2014 outsourced, from 2015 in house. (HOLIDAY HIRE FLEXIBLE RENTING, LEASING, LEASE HIRE, HIRE PURCHASE, OUTRIGHT PURCHASE)

3.	DIRECT SALES. (FLEXIBLE RENTING, LEASE HIRE, LEASING)

4.	BILLBOARD MARKETING. (HOLIDAY HIRE, FLEXIBLE RENTING, LEASE HIRE, LEASING, HIRE PURCHASE, OUTRIGHT PURCHASE)

5.	AGENCY (HOLIDAY) - We will employ the services of global, holiday car rental agencies. (HOLIDAY HIRE)

6.	AGENCY (RECRUITMENT) - We will employ the services of global employment agencies and provide vehicles for temporarily contracted employees provided by these agencies (FLEXIBLE RENTING, LEASE HIRE, LEASING)

OUR COMPETITION IN THE CAR RENTAL MARKETPLACE

Competition in the car rental marketplace is fierce. In Spain, we compete with international car rental companies, regional car rental companies and regional auto sales companies and dealers. Our major competitors are “Northgate Renting Flexible”, “Avis Rent A Car”, “Goldcar Rent A Car”, “Centauro Rent A Car”, and “Safa Venta de Coches” (car sales). Many of our competitors have greater financial resources and infrastructure than we have at this time.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We have not historically been reliant on one or a few customers. None of our customers has provided 10% or more of income in any prior fiscal year. We feel that, because of the potential wide base of customers for our rental services, we will not rely on one or a few major customers.

OUR INTELLECTUAL PROPERTY

We have no patents or trademarks. Our trade secrets, copyrights and our other intellectual property rights are important assets for us. We enter into confidentiality agreements with our employees and consultants and we generally control access to and distribution of proprietary information. These agreements generally provide that any confidential information developed by us or on our behalf be kept confidential. Further, we require all employees to execute written agreements assigning to us all rights in all inventions, developments, technologies and other intellectual property created by our employees.

There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our services are made available. Also, the efforts we have taken to protect our propriety rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights could be expensive and time consuming.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have never engaged in research and development activities.

BUSINESS AND LEGAL DEVELOPMENTS REGARDING CLIMATE CHANGE

We are not negatively impacted by existing laws and regulations regarding climate change.

ENVIRONMENTAL LAWS

Our Spanish operations are not subject to any environmental laws other than local laws and regulations on disposal of used consumables (i.e., auto oil and transmissions fluid) and battery disposal. We anticipate that we will encounter similar laws and regulations in Florida and other countries and states where we may elect to conduct business in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two officers, Mr. Jeremy Dean Harris, our President and Chief Executive Officer, and Mr. Sergio Perez Conejo, our Chief Financial Officer. We have eight employees including our two officers. We have an employment agreement with Mr. Sergio Perez Conejo. Due to Mr. Jeremy Dean Harris’ substantial equity ownership in the Company, the laws of Spain prohibit the Company from entering into an employment agreement with Mr. Harris.

REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

We also face risks associated with international data protection (i.e., customer lists and customer banking and credit card information). The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which, in turn, could have a material effect on our business.

Effect of Existing or Probable Governmental Regulations

The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (“1934 Act”). As a result of such registration, the Company is subject to Regulation 14A of the “1934 Act,” which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

Dependence on Key Employees

The Company is heavily dependent on the ability of our President, Jeremy Dean Harris, and our Chief Financial Officer, Sergio Perez Conejo. The loss of the services of Mr. Harris or Mr. Perez would seriously undermine our ability to carry out our business plan.

In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company’s success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

Reports to Security Holders

The public may view and obtain copies of the Company’s reports, as filed with the Securities and Exchange Commission, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company’s reports are available and can be accessed and downloaded via the internet on the SEC’s internet site at http://www.sec.gov.

Item 1A. Risk Factors.

An investment in our Common Stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors and the other information in this Annual Report and in our other filings with the SEC before investing in our Common Stock. Our business and results of operations could be seriously harmed by any of the following risks. You should carefully consider the risks described below, the other information in this Annual Report and the documents incorporated by reference herein when evaluating our Company and our business. If any of the following risks actually occurs, our business could be harmed. In such case, the trading price of our Common Stock could decline and investors could lose all or a part of the money paid for our Common Stock.

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER AND OUR SHAREHOLDERS COULD LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

RISKS RELATED TO OUR BUSINESS

WE ARE AN “EMERGING GROWTH COMPANY” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for so long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may remain an “emerging growth company” for up to five full fiscal years following our initial public offering or until the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided by Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock (assuming a market ever develops) and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

BECAUSE WE HAVE ELECTED TO DEFER COMPLIANCE WITH NEW OR REVISED ACCOUNTING STANDARDS, OUR FINANCIAL STATEMENT DISCLOSURE MAY NOT BE COMPARABLE TO SIMILAR COMPANIES.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

OUR STATUS AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT MAY MAKE IT MORE DIFFICULT TO RAISE CAPITAL AS AND WHEN WE NEED IT.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

WE DO NOT HAVE AN INDEPENDENT AUDIT OR COMPENSATION COMMITTEE, THE ABSENCE OF WHICH COULD LEAD TO CONFLICTS OF INTEREST OF OUR OFFICERS AND DIRECTORS AND WORK AS A DETRIMENT TO OUR SHAREHOLDERS.

We do not have an independent audit or compensation committee. The absence of an independent audit and compensation committee could lead to conflicts of interest of our officers and directors, which could work as a detriment to our shareholders.

THE HIGH LEVEL OF COMPETITION IN THE VEHICLE RENTAL INDUSTRY MAY LEAD TO REDUCED RENTAL VOLUMES AND INCREASED PRICING PRESSURE, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

The vehicle rental industry in Spain is highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental industry in Spain. Our competitors may seek to compete aggressively on the basis of pricing. We risk losing rental volume to the extent that our competitors reduce their pricing and we do not match or remain within a reasonably competitive margin of our competitors pricing, or if price increases we seek to implement make us less competitive. We could be further impacted if we are unable to adjust the size of our rental fleet in response to fluctuations in demand.

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGIES.

For 2014, our objective is to focus on growing our business profitably, strengthening our position as a provider of vehicle rental services and maintaining and enhancing efficiencies achieved through process improvement and other actions, including certain core strategic initiatives, expanding our revenue sources, capturing incremental profit opportunities, and controlling costs and promoting efficiencies. If we are unsuccessful in implementing these initiatives, our financial condition, results of operations and cash flows could be adversely affected.

WE FACE RISKS RELATED TO LIABILITY AND INSURANCE.

Our businesses expose us to claims for personal injury, death and property damage related to the use of our vehicles. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated carriers may not continue to be available to us on economically reasonable terms or at all. Should we experience significant liability for which we did not plan, our results of operations and financial position could be negatively impacted.

CHANGES IN THE LAWS AND REGULATIONS IN THE JURISDICTIONS IN WHICH WE OPERATE, INCLUDING LAWS AND REGULATIONS RELATING TO THE ENVIRONMENT, INSURANCE PRODUCTS THAT WE MAY SELL, CONSUMER PRIVACY, DATA SECURITY, EMPLOYMENT MATTERS, TAXES, AUTOMOBILE-RELATED LIABILITY AND INSURANCE RATES COULD AFFECT OUR OPERATIONS, DISRUPT OUR BUSINESS, INCREASE OUR EXPENSES OR OTHERWISE HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

We are subject to a wide variety of laws and regulations in Spain and in the United States and changes in the level of government regulation of our business have the potential to materially alter our business practices, financial position and results of operations. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

Optional insurance products that we may offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Any changes in U.S. or international laws that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability.

The U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely affected.

WE FACE RISKS ARISING FROM OUR HEAVY RELIANCE ON COMMUNICATIONS NETWORKS AND CENTRALIZED INFORMATION SYSTEMS.

We rely heavily on information systems, including our reservation system, to accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems, and we rely on communications service providers to link our systems with the business locations these systems were designed to serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise adversely affect our ability to manage our business effectively. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risk that a disruption could be experienced in any of our information systems.

ANY FAILURE BY US TO PROTECT CONFIDENTIAL INFORMATION OF OUR CUSTOMERS AGAINST SECURITY BREACHES, INCLUDING CYBER-SECURITY BREACHES, COULD DAMAGE OUR REPUTATION AND SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation and our results of operations. We rely on encryption and/or authentication technology licensed and, at times, administered by third parties to effect secure transmission of confidential information, including credit card numbers. Our outsource agreements with third-party service providers generally require that providers have adequate security systems in place to protect all of our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and technology or those employed by our third-party service providers vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability that could substantially harm our business and results of operations.

In addition, the industry that regulates the usage of credit and debit cards (the Payment Card Industry, or the “PCI”) imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet the PCI data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our operations. Failure to protect customer credit card and other information can also result in governmental investigations or material civil or criminal liability.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION AND ADVERSELY AFFECT OUR ABILITY TO REACT TO FUTURE CHANGES IN OUR BUSINESS.

As of December 31, 2013, our total debt including auto financing loans, letters of credit and secured loans amounted to $900,463 and we had $0 of available letter of credit and borrowing capacity under our senior credit facilities. Our indebtedness could have important consequences, including:

●	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;

●	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes; and

●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations to permit us to pay principal, premium, if any, or interest on our debt obligations. If we are unable to generate sufficient cash flow from operations to service our debt obligations and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We will strive to adopt and implement effective internal controls and maintain the effectiveness of our internal controls in the future.

WE ARE VULNERABLE TO THE CURRENT ECONOMIC CRISIS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are currently in a severe worldwide economic recession. Runaway deficit spending by the Spanish and United States governments and other countries further exacerbates the Spanish, United States and worldwide economic climate and may delay or possibly deepen the current recession. Currently, a lot of economic indicators, such as rising gasoline and commodity prices, suggest higher inflation, dwindling consumer confidence and substantially higher taxes. These possibilities could affect our company’s growth. The continuing recession in Spain is placing severe constraints on the ability of all companies, particularly smaller ones like Arrow Cars, to raise capital, borrow money, operate effectively and profitably and to plan for the future. High levels of unemployment and the current austerity measures in Spain and throughout most of Europe could have a negative effect on our business due to the high number of companies in, or facing, bankruptcy, and businesses and individuals generally spending less money. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending.

BECAUSE JEREMY D. HARRIS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, IS OUR LARGEST AND MOST SIGNIFICANT SHAREHOLDER, POTENTIAL CONFLICTS OF INTEREST MAY EXIST OR MAY OCCUR, WHICH COULD BE DETRIMENTAL TO OUR SHAREHOLDERS AND OUR COMPANY AND COULD DECREASE THE PRICE, MARKETABILITY AND VOLATILITY OF OUR SHARES.

Because Jeremy D. Harris, our President, Chief Executive Officer and Director, currently owns 57.6% of our common stock, he will be able to cast a majority of votes in the election of our directors, perpetuate our management and control our operations, which creates or may create a conflict of interest that could be detrimental to our shareholders and our Company and could decrease the price, marketability and volatility of our shares.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR BRAND AND OUR BUSINESS.

We have no patents or trademarks. Our trade secrets, copyrights and our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. Also, the efforts we have taken to protect our propriety rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights could be expensive and time consuming.

RISKS ASSOCIATED WITH OUR COMMON STOCK

OUR SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING, FUND OUR OPERATIONS AND SATISFY OUR OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. We will likely have to issue additional shares of our common stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors may use non-cash consideration to satisfy obligations. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 69,550,000 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

Our common stock is not presently quoted on the Over the Counter Bulletin Board or traded in any market. Therefore, you may not be able to resell your stock.

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our shares that will initially be classified as penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of our shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder that impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA’) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

DEPENDENCE ON OFFICERS AND DIRECTORS AND PERSONS TO BE HIRED

Our success will be dependent to a significant degree upon the involvement of our officers and directors, who are in charge of the development and operations. It would be difficult for the Company to find adequate replacements for these key individuals. In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons will be intense and there are no assurances that these individuals will be available to us.

OUR COMPLIANCE WITH CHANGING LAWS AND RULES REGARDING CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES TO US WHICH, IN TURN, MAY ADVERSELY AFFECT OUR ABILITY TO CONTINUE OUR OPERATIONS.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either an automated quotation system or a registered exchange, any system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses estimated to be between $25,000 and $50,000 per year, and a diversion of management time and attention from revenue-generating activities to compliance and disclosure activities. This could have an adverse impact on our operations.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO PAY DIVIDENDS IN THE FUTURE.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.

THERE ARE RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS.

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in this Annual Report, as well as in this Annual Report, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, occur.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently do not own any property. Our headquarters are located within a five minute drive of the Malaga International Airport in Malaga, Spain, where we operate from a 360 square meter (3,875 square feet), 2-story vehicle showroom and a 350 square meter (3,767 square feet) vehicle maintenance, repair and preparation center, which already has adequate room for our planned expansion. We lease this facility under a written lease agreement dated April 12, 2012, that is renewed annually and automatically through May 31, 2017. Our monthly lease expense for this facility is 2,500 Euros (approximately U.S. $3,565). We consider our current principal office space arrangement adequate.

Item. 3 Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us, except as follows:

Arrow Cars SL previously contracted with Peter Stuart Rogers for him to provide certain services to Arrow Cars SL. On November 10, 2010, Arrow Cars SL unilaterally cancelled the contract with Mr. Rogers. In December, Mr. Rogers then filed an arbitration action against Arrow Cars SL claiming damages for the cancellation of the contract. The arbitration action was filed before the Arbitration & Settlement Office (“CMAC”), file numbers 12627/2010 and 12625/2010. The arbitration case was closed without agreement. As a consequence, Mr. Rogers filed a claim against Arrow Cars SL in the Malaga Employment Courts, with the same numbers. Prior to appearing in court, Arrow Cars SL and Mr. Rogers agreed privately that Arrow Cars SL would pay 18,500 Euros (U.S. $24,420) to Mr. Rogers, which has been paid. In addition, in the event Arrow Cars SL successfully raises 4 million Euros (U.S.$5,000,000) in a public offering in the United States, Arrow Cars SL will be obligated to pay an additional 100,000 Euros ($125,000) to Mr. Rogers, one half of which amount will have to be paid within 16 weeks after the Company receives $5,000,000 in the proceeds of a public offering. The balance of 50,000 Euros will be payable to Mr. Rogers one year later.

The Company believes that if it, in fact, raises the $5,000,000 pursuant to a public offering, then it will owe 100,000 Euros (equivalent U.S. Dollars according to the exchange rate at the time such payments are due) to Mr. Rogers. In the event the Company is unsuccessful in raising the $5,000,000 pursuant to a public offering, the Company will not owe Mr. Rogers any additional money pursuant to the arbitration proceeding.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. The Company’s Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this Annual Report. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders. As of July 14, 2014, there were 26 record holders of the 30,450,000 shares of the Company’s issued and outstanding Common Stock. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Recent Issuances of Unregistered Securities

●	On April 4, 2012, the Company is deemed to have issued 3,000,000 common shares to the original shareholder of ACI as part of the recapitalization (see Note 3).

●	On April 15, 2012, the Company issued 87,500 common shares at $0.20 per share to private placement investors.

●	On April 20, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

●	On April 21, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

●	On May 9, 2012, the Company issued 25,000 common shares at $0.20 per share to private placement investors.

●	On May 12, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On May 23, 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

●	On May 24, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On June 1, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On June 15, 2012, the Company issued 25,000 common shares at $0.20 per share to private placement investors.

●	In July of 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

●	On June 15, 2012 the Company received a subscription agreement and cash of $5,000 for 25,000 common shares at $0.20 per share. The shares were issuable at December 31, 2012 and therefore considered issued and outstanding for accounting purposes. The shares were physically issued in 2013.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Arrow Cars International Inc. (“Company”, or “ACI”), a private company, was organized under the laws of Florida on March 8, 2012. Arrow Cars SL (“ACSL”), a private limited company, was organized under the laws of Spain on January 21, 2008. On April, 4, 2012, Arrow Cars SL executed a reverse recapitalization with Arrow Cars International Inc. ACI is a holding company that conducts operations through its wholly-owned subsidiary ACSL. The Company’s business model, described below, involves leasing and rent-to-own concepts whereby the respective clients are usually unable, unwilling, or lack credit-worthiness to purchase or lease vehicles conventionally. Clients may go through a website called www.autooasiseurope.com or walk-in to the offices to conduct transactions.

Subsequent to the issuance of the Company’s 2012 consolidated financial statements, management determined that several adjustments should be made for the consolidated financial statements to be fairly stated.

FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012:

The Company had revenues derived from “Car Rentals” and ancillary income from Rent to Own, such as maintenance, repairs and insurance as earned, amounting to $442,974 and $486,495 for the years ended December 31, 2013 and December 31, 2012 respectively. The $43,521 downturn in rental income was mainly due to the number of cars (48 in 2012 and 25 in 2013) that went from the “Easy Car Leasing” service to the “Rent to Own” service (where the rentals are lower cost) and the inability of the company to raise finance to purchase sufficient replacement “Easy Car Leasing” cars (only 27 in 2012 and 7 in 2013 replacement vehicles purchased).

The cost of car rentals amounted to $110,376 and $149,149 for the years ended December 31, 2013 and December 31, 2012 respectively. This cost is made up of repairs and maintenance, road tax and car insurance.

The general and administrative costs for the years ended December 31, 2013 and December 31, 2012 respectively were $372,117 and $433,319.

	2013	2012
Rent	$39.837	$59.398
Salaries	$194.293	$186.819
Professional services rendered	$59.288	$60.096
Bank Service charges	$11.309	$11.201
Marketing and Advertising	$5.384	$13.608
Soft costs	$10.098	$10.888
Other costs and services	$51.908	$91.309
TOTAL	$372,117	$433,319

Depreciation expense for the years 2013 and 2012 was $47,314 and $48,996 respectively.

The net operating loss for the years ended December 31, 2013 and December 31, 2012 amounted to $86,833 and $144,969 respectively.

The Company’s other income and (expenses) amounted to $(22,731) for the year ended December 31, 2013 and $15,921 for the year ended December 31, 2012.

Net gains and earned interest on sales type capital leases	$40,429	$104,931
Bad debt expense (recovery)	1,714	(13,279)
Other income	4,797	1,776
Interest income	797	1,032
Interest expense	(70,468)	(78,382)
Foreign currency transaction gains (losses)	-	(157)

Total other (income) and expenses	$(22,731)	$15,921

The substantial decrease in “Net gains and earned interest on sales type capital leases” was due to the fact that the Company commenced the implementation of the “Rent to Own” early 2012 and within this year the Company sold a substantial number of cars; in 2013 the Company sold very few cars in comparison.

The company paid $70,468 and $78,382 of interest in 2013 and 2012; the majority of these interest payments were due to the auto financing loans, letters of credit and secured. Only a small proportion was interest levied on the bank overdraft and a guarantor agreement with a non affiliate third party.

The net loss for the years ended December 31, 2013 and December 31, 2012 respectively was $109,564 and $129,048.

After taking into account the unrealized foreign currency translation loss, the comprehensive loss for the years ended December 31, 2013 and December 31, 2012 respectively was $123,519 and $135,300.

LIQUIDITY AND CAPITAL RESERVES

As of December 31, 2013 and December 31, 2013, the Company had $3,366 and $6,198 in cash and the net cash used in operations for the same periods was $82,129 and $386,834. The working capital deficit amounted to $879,486 at December 31, 2013 and $871,644 at December 31, 2012. Finally, the Company had a Shareholders’ Equity deficit amounting to $430,989 at December 31, 2013 and $307,470 at December 31, 2012.

At December 31, 2013 the company’s debt to financial institutions (excluding money owed to shareholders, directors, officers and other non affiliate third parties) amounted to $900,463; this debt was made up of $99,005 of secured loans granted by two Spanish banks, $530,071 of credits lines with two Spanish banks and finally $271,387 of auto finance loans also financed by two Spanish banks.

At December 31, 2012 the company’s debt to financial institutions (excluding money owed to shareholders, directors, officers and other non affiliate third parties) amounted to $1,040,944; this debt was made up of $47,002 of secured loans granted by a Spanish bank, $582,607 of credits lines with two Spanish banks and finally $411,385 of auto finance loans also financed by two Spanish banks.

The following depicts a summary of the debt and the basic terms:

	December 31, 2013	December 31, 2012
Auto finance loans
Banco Popular (Various loans all maturing June 2, 2015 bearing 4.24% interest rate)	$130,535	$230,965
Bankinter (Various loans maturing during 2014 and 2015 with varying interest rates from 3.19% to 3.96%	136,292	173,286
Banco Santander (Maturing February 15, 2015 bearing interest rate of 7.49%	4,560	7,134
	$271,387	$411,385

Secured Loans
Banco Popular (Loan maturing June 2, 2015, bearing an average interest rate of 4,95%)	30,175	47,002
Bankinter (Loan maturing December 2nd, 2020 interest rate of 6,98%)	68,830	-
	$99,005	$47,002

Renewable letters of Credit
Bankinter - 0799 50 000032.7 - (Yearly renewable. Interest rate 4,04%)	206,490	263,692
Bankinter - 0799 50 050111.4 - (Yearly renewable. Interest rate 4,04%)	278,153	263,692
Banco Popular - 075 0953 0050 010449 - (Yearly renewable. Interest rate 9,8%)	45,428	55,223
	$530,071	$582,607

Jeremy D. Harris is the personal guarantor of the Company’s secured loans, credit lines and auto finance contracts.

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following table provides selected financial data about our Company as of December 31, 2013. For detailed financial information, see the financial statements included in this prospectus.

BALANCE SHEET DATA:

Cash	$3,366
Total assets	$775,858
Total liabilities	$1,206,847
Shareholders’ deficit	$430,989

PROPOSED MILESTONES TO IMPLEMENT OUR BUSINESS OPERATION

We intend to use best efforts to raise $1,000,000 and use the revenue generated from our future business operations to accomplish the milestones. The amount of revenue from future business operations necessary to accomplish our plan of operation during the first 12 months is $1,750,000

Our specific plan of operations and milestones for September 2014 through September 2015 are as follows:

DURING THE FOURTH QUARTER OF 2014, WE INTEND TO:

SPAIN

SOURCE, ORDER AND COORDINATE DELIVERY OF THE INITIAL BATCH OF OUR EXTENDED VEHICLE FLEET.

COSTS: $950,000. For the purchase of 88 vehicles outright.

We intend delivery of the new fleet of vehicles to be staggered over the year to help maximize fleet utilization by replacing many of our existing fleet already on long term hire. The older fleet will be transferred to “Rent to Own” clients.

OPEN A NEW AUTOOASIS “SUB HUB” FACILITY CLOSE TO GIBRALTER

In October 2014, we intend to begin to offering our services from a small, fully equipped premises close to Gibraltar, on the South western most tip of Spain. Much of our current business originates from this region. We believe this Auto oasis “sub hub” will improve our customer satisfaction level for this customer base.

COSTS; $40,000 – for equipment, staffing and branding.

CONTINUE TO DEVELOP OUR RELATIONSHIP WITH FINANCE AND FLEET PROVIDERS.

We intend to use a substantial amount of the net proceeds of this offering to purchase our fleet outright. However, we will continue to develop relationships with current and potential finance providers to assist future growth, if needed. Our current vehicle finance in Spain is provided by Bank Inter and Banco Popular.

1)	Wells Fargo provides banking services for our company in the USA. We will begin to develop our credit score within the USA in preparation of our expected expansion into Florida during 2016.

2)	AVIS, a global rent a car company and Safa Motor, a large auto Dealer on the Costa del Sol, supplies the majority of our fleet in Spain. We will continue to negotiate supply and discounts for our future fleet requirements whilst growing our status with other vehicle manufacturers and dealers.

DURING THE FIRST QUARTER OF 2015, WE INTEND TO:

SPAIN

ASSIGN A MINIMUM OF TWO WORLDWIDE HOLIDAY CAR RENTAL BROKERS.

ZERO COST: The car rental brokers would be given “Net” rates and add their own commission to these rates.

In preparation for peak holiday season in Spain we will assign worldwide holiday car rental brokers to market our long term car rental product to foreign home owners in Spain staying for extended periods. As is already the case, we intend to have advance reservations for our long term car rental service, therefore maximizing fleet utilization immediately.

APPROACH SMALL TO MEDIUM SIZED BUSINESSES IN SPAIN - STAFF COSTS ONLY

Between January and April 2015, we believe that a minimum of three companies will return their existing fleets to their current suppliers and switch over to our AutoOasis “Easy Car Leasing” program and transfer to an AutoOasis “Easy Car Leasing” fleet. We are confident our low cost/high benefit model will tempt many Spanish companies to transfer their fleet business to us. Due to contractual restrictions, the transfer process can take several months. We anticipate the transfer of corporate clients will begin in earnest during the second first of 2015. This will coincide with the return of vehicles hired by foreigners during low and mid holiday season. As of the date of this Prospectus, we do not have an executed agreement with any company to switch over to our AutoOasis “Easy Car Leasing” program. There is no guarantee that any company will transfer its fleet to us. We do not expect to incur any material costs in obtaining these new fleet customers other than normal vehicle acquisition costs. These beliefs are related more to the number of vehicles we can provide that to our ability to convert these companies to use our services.

EXPAND OUR OPERATION IN GIBRALTAR.

MARKETING COSTS: $650 per month plus staff costs

24% of our entire fleet is driven by customers working in the tax free haven of Gibraltar (on the south western tip of Spain). Gibraltar is home for many off shore gaming companies employing foreigners on a temporary basis. We believe we can increase our client base here by a minimum of 200%; however, there is no guarantee that we will be able to increase our client base by a minimum of 200%.

We intend to increase our client base in Gibraltar by:

1)	Employing the services of an independent sales company to sell our service directly to these potential clients.

2)	Collaborating with the companies directly to introduce our services as part of a “welcome package” to new arrivals to ensure their arrival in new country is a more relaxed process.

DURING THE SECOND QUARTER OF 2015, WE INTEND TO:

SPAIN

IMPROVE EXISTING PREMISES.

COSTS: $2,000

To help maximize efficiency, we intend to improve our existing premises with the addition of wheel and chassis alignment equipment.

BEGIN NEGOTIATIONS FOR THE 2015/2016 FLEET OF VEHICLES.

Once peak holiday season is finished, new or nearly new vehicles offers are extremely attractive. We intend to have our initial batch of vehicles for the first and second quarter of 2016, sourced and assigned for delivery before the end of the second Quarter 2015.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. The Company has elected a December 31 fiscal year end.

Revenue Earning Equipment

Revenue earning equipment is carried at cost, net of accumulated depreciation. Depreciation for vehicles is calculated on a straight line basis and assumes a residual salvage value of 85% of the purchase price based on typical sales prices in the rent-to-own program.

Revenue Recognition

Revenues from our Easy Car Leasing Program are recognized after the lease agreement is executed by both parties in conjunction with the following:

●	Persuasive evidence of an arrangement exists.

●	Delivery has occurred or services have been rendered.

●	The seller’s price to the buyer is fixed or determinable. Collectability is reasonably assured using management´s estimates and empirical evidence through various years of experience.

Specifically we recognize revenues from the leases pro rata as earned over the lease term. Payments received in advance of the lease period are recorded as “payments made in advance-Easy Car Leasing” a liability, and recognized as revenue when earned. Revenues from ancillary services such as car repairs upon lease termination are recognized as the services are provided.

The Company reports revenues net of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer.

Accounts Receivable-Trade

Accounts receivable trade reflect the amounts due from easy car lease customers which have not been paid in advance.

Recognition of Gains on Sales-Type Leases under Rent-to-Own Leasing Program

In connection with our Rent-to-Own leasing program the leases are treated as sales type capital leases in accordance with ASC 840 “Leases”. Accordingly, we recognize an initial gain on the sales-type capital leases, as other income upon execution of the agreement which provides for non-refundable lease terms generally for thirty-six months. The customer has the right to acquire title through payment of all required lease payments. Unearned interest income, which is measured as the difference between the future minimum lease payments and the present value of those lease payments, on the capital lease is recorded as a liability upon execution of the lease and recognized as part of the gains prospectively over the lease term.

Sales Type Capital Lease Receivables and Allowance for Doubtful Accounts

The Company records accounts receivable at the rent-to-own lease execution date. Such accounts receivables reflect the gross payments (aggregate future minimum lease payments to be received) net of the down payment due under the lease. The accounts receivable is reflected as a current or non-current asset based upon the due dates of the lease payments.

The Company maintains a provision for possible non-collectability of the sales-type capital lease receivables. Any receivables that are deemed not collectible would either be written off or removed as a offset to the repossessed car.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

●	The last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●	The last day of the fiscal year following the fifth anniversary of the completion of this offering;

●	The date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

●	The date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (“Exchange Act”). We will qualify as a large accelerated filer as of the first day of the fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the decision to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data may be found beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures.” The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

At December 31, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting and our disclosure controls and procedures.

Based upon such evaluation, such person concluded that as of such date, our internal controls over financial reporting and our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report on internal controls over financial reporting in this Annual Report

Changes in internal control over financial reporting.

We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OFFICERS AND DIRECTORS

Our directors will serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. Our board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name	Age	First Year as Director	Position

Jeremy Dean Harris	46	2012	President, Chief Executive Officer and Director

Sergio Perez Conejo	41	2012	Chief Financial Officer, Legal Director and Director

The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

JEREMY D. HARRIS - CEO

Jeremy Harris became our President, Chief Executive Officer and a Director on April 4, 2012, following our acquisition of Arrow Cars SL. Mr. Harris was a co-founder of Arrow Cars SL in 2003. Arrow Cars SL was initially an unincorporated business owned by Mr. Harris and his wife, Beverly Harris. From 1998 to 2001 and 1989 to 1993, Mr. Harris worked for Car Bench International (a vehicle bodywork repair equipment company, sales and rentals), as a vehicle body jig demonstrator, where his duties included presenting, explaining and demonstrating complex vehicle auto body repair equipment to new and existing clients of Car Bench International, such as Ford Motor, General Motors, Mercedes and BMW. His experience with Car Bench International helped Jeremy develop a better knowledge of vehicle accident repairs and better communication and sales skills in dealing will manual laborers and company management. From 1985 to 1989, Jeremy was a self-employed in providing mechanical and body work repairs on vehicles.

SERGIO PEREZ CONEJO - CFO

Sergio Perez Conejo, an attorney, has been the Legal Director of Arrow Cars SL since February 2008, where he has researched and organized the internal legal structure of Arrow Cars SL and its policies, licenses and permits as required by Spanish law for rental car businesses. Sergio has been instrumental in the negotiations with car dealers. From 2005 to 2008 when he joined Arrow Cars SL, Sergio was an attorney with the law firm of Anderson Abogados Asociados, based in Marbella (Costa del Sol), Spain, where he practiced law and managed a team of 25 attorneys, accountants and agency clerks, who were responsible for dealing with a database of around 5,000 clients and specializing in advice to non-resident individuals and companies regarding investment in Spain and its implications in civil, administrative and commercial law, as well as the execution of Foreign Court Resolutions in Spain. From 2003 to 2005, Sergio was an attorney with the law firm of GV & A Abogados based in Malaga (Costa del Sol), Spain with three offices in Spain, where he worked with a team of 12 lawyers and managed their practice in civil, criminal, administrative and taxation law in collaboration with United Kingdom based law firms, and refined his skills in advising non-resident individuals and companies in real estate and other fields of investments in Spain. From 2000 to 2003, Sergio worked in the law department of Ros & Falcon, a construction company in Spain where he gained an extensive knowledge of foreign investment regulations in Spain and Spanish laws applicable to non-residents in Spain. In 1997, Sergio received his law degree from Malaga University in Malaga, Spain.

NICHOLAS PAUL HILL - CONSULTANT

Nicholas Paul Hill is a part-time consultant to the Company and also a 17% shareholder (related party) where he advises the Company on such matters as investment and financial strategies without remuneration from the Company. From January 2010 until the present time, Mr. Hill has served as Executive Chairman of Planet Water, a United States based, non-profit, international development organization, focused on bringing clean water to the world’s most disadvantaged communities through the installation of community-based water filtration systems and education programs on water, health and hygiene. From 1999 to 2008, Mr. Hill worked in various capacities with ITT Corporation, a diversified leading manufacturer of highly engineered critical components and customized technology solutions for growing industrial end-markets in energy infrastructure, electronics, aerospace and transportation. Mr. Hill began his ITT career at ITT’s Electronic Components division, serving in a number of marketing, sales and production management roles in the United Kingdom before being named Vice President and General Manager of ITT Industries Cannon - Europe in June 1998. In 2003, Mr. Hill was made President of ITT’s Jabisco Worldwide leisure marine business and received the prestigious Chairman’s Award for Operational Excellence. In June 2004, Mr. Hill became President of ITT’s Motion & Flow Control division. He became a Senior Vice President of ITT in October 2005, and served in such capacity until joining Arrow Cars SL as an investor and consultant in 2008.

DIRECTOR QUALIFICATIONS

We do not have a formal policy regarding director qualifications. In the opinion of our Board of Directors, our Directors have sufficient business experience and integrity to carry out the Company’s plan of operations. Jeremy Harris has been involved with vehicle rental for over nine years and is intimately familiar with the vehicle rental business in Spain. Sergio Perez Conejo has considerable legal experience and has worked for Arrow Cars since 2008. While none of our Directors has any experience in managing or serving on the Board of Directors of a public company, both of our Directors will rely heavily on professional consultants (PCAOB accounting firm and securities counsel) to help them with the Company’s compliance with its future reporting obligations under the Securities Exchange Act 0f 1934, as well as the applicable rules and regulations of the Securities Act of 1933. In the event, the Company is successful in raising money under this offering, the Company will recruit additional members of the Board of Directors, some of whom may have public company experience.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

(i)	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity;

(5)	was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission to have violated a federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ABSENCE OF INDEPENDENT DIRECTORS

We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

AUDIT COMMITTEE FINANCIAL EXPERT

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

DIRECTOR QUALIFICATIONS

We do not have a formal policy regarding director qualifications. In the opinion of our Board of Directors, our Directors have sufficient business experience and integrity to carry out the Company’s plan of operations. Jeremy Harris has been involved with vehicle rental for over nine years and is intimately familiar with the vehicle rental business in Spain. Sergio Perez Conejo has considerable legal experience and has worked for Arrow Cars since 2008. While none of our Directors has any experience in managing or serving on the Board of Directors of a public company, both of our Directors will rely heavily on professional consultants (PCAOB accounting firm and securities counsel) to help them with the Company’s compliance with its future reporting obligations under the Securities Exchange Act 0f 1934, as well as the applicable rules and regulations of the Securities Act of 1933. In the event, the Company is successful in raising money under this offering, the Company will recruit additional members of the Board of Directors, some of whom may have public company experience.

DIRECTORSHIPS

None of our directors is a director of an issuer with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

AUDIT COMMITTEE FINANCIAL EXPERT

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships between or among or officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

On October 9 2012, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.arrowcars.es/ in the “Governance” section. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the “Governance” section of our website.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Totals
Jeremy D. Harris	2013	$33,472	$0	$0	$0	$0	$33,472
Chief Executive	2012	$33,902	$0	$0	$0	$0	$33,902
Officer, Director	2011	$33,796	$0	$0	$0	$0	$33,796

Sergio Perez Conejo	2013	$30,884	$0	$0	$0	$0	$30,884
Chief Financial	2012	$30,113	$0	$0	$0	$0	$30,113
Officer, Director	2011	$27,908	$0	$0	$0	$0	$27,908

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

STOCK OPTION AND OTHER COMPENSATION PLANS

The Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as a member of our board of directors.

INDEMNIFICATION

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Florida.

SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION

In so far as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to Florida law or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership of our common stock and preferred stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock and preferred stock; and (b) by all of named officers and our directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

The following table sets forth, as of the date of this Annual Report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Number of Shares before the Offering (1)	Percentage of Ownership before the Offering (1)
Jeremy D. Harris	17,550,000	57.6%
Calle del Escritor Herrara
Santaolalla, No. 2
Malaga, Spain 29140

Nicholas P. Hill	5,400,000	17.7%
302 Cottonwood Court
Piermont, New York 10968 USA

Sergio Perez Conejo	4,050,000	13.3%
Calle del Escritor Herrara
Santaolalla, No. 2
Malaga, Spain 29140

Global Equity Partners Plc (2)	3,000,000	9.8%
X3 Jumeirah Bay Towers,
Office 3305, JLT,
Dubai, U.A.E.

All officers and directors as a group (2 persons)	21,600,000	70.9%

1. The numbers and percentages set forth in these columns are based on 30,450,000 shares of common stock outstanding as of July 14, 2014. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

2. These shares are beneficially owned by Peter Smith, President of Global Equity Partners PLC, who has disposition and voting power over these shares.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 30,450,000 shares of common stock are held by our present shareholders, all of which are “restricted securities,” as defined in Rule 144 promulgated under the Securities Act of 1933.

Rule 144 is not currently available for the resale of our restricted securities.

Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares if and when applicable restrictions against resale expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

CHANGES IN CONTROL

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

When Arrow Cars International Inc. acquired Arrow Cars S.L., we issued 17,500,000 shares of common stock to Jeremy D. Harris, our President

Jeremy D. Harris is the personal guarantor on approximately $1,050,000 related to our secured loan, credit lines and leasing contracts. In addition, by virtue of Spanish law, Mr. Harris is jointly and severally liable on all of the Company’s bank lines of credit and automobile leasing contracts.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2013 and 2012, we were billed or expect to be billed by our independent registered public accounting firms the following fees:

	2013 Salberg & Co.	2012 Re-audit Salberg & Co.	2012-Audit Douglas Labrozzi
Audit Fees (1)	$13,250	$13,250	$22,793
Audit-Related Fees (2)	-	-	-
Tax Fees (3)	-	-	-
All Other Fees (4)	-	-	-
Total	$13,250	$13,250	$22,793

(1)	Audit fees principally include those for services related to the annual audit and interim reviews of the consolidated financial statements.

(2)	Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”

(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.

(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (which consists of our entire board of directors); or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants’ independence.

During the 2013 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial statements for Arrow Cars International, Inc., listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (3) See the “Index to Exhibits” set forth below.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit	Document

2*	Plan and Agreement of Reorganization, dated April 4, 2012, by and between Arrow Cars International Inc., Arrow Cars SL and Certain Stockholders of Arrow Cars SL.

3.1(i)*	Articles of Incorporation filed with the Florida Secretary of State on March 8, 2012.

3.1(ii)*	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 26, 2012.

3.1(iii)*	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on August 28, 2012.

3.2*	Bylaws.

4.1*	Specimen Stock Certificate.

10.1*	Rental Contract of Commercial Premises, dated April 12, 2012, between Arrow Cars SL and Mr. Antonio Gomez Martin.

10.2*	Unlimited Labor Contract, dated April 12, 2012, by and between Arrow Cars SL and Sergio Perez Conejo.

10.3*	Settlement agreement, dated March 4, 2012, by, between and among Peter Stuart Rogers, Arrow Cars SL and Jeremy D. Harris.

10.4*	Sample Leasing Contract.

10.5*	Credit Line Bankinter - 327

10.6*	Credit Line Bankinter - 114

10.7*	Credit Line Banco Popular - 4495

10.8*	Secured Loan Banco Popular

10.9*	Prototype Rent to Own Contract

14*	Code of Business Conduct and Ethics Adopted October 9, 2012.

21**	Subsidiaries

31.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1**	906 Certification of Principal Executive Officer

32.2**	906 Certification of Principal Financial Officer

99.1*	Subscription Agreement.

99.2*	Summary of Bank Liabilities (Bank Credit Lines and Leasing Contracts).

99.3*	Personal Guaranty of Arrow Cars S.L. debt by Graham James, as Guarantor.

*	Incorporated by reference to the Company’s Form S-1/A Registration Statement filed with the Commission on July 1, 2013.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arrow Cars International, Inc.

Dated: July 14, 2014	/s/ Jeremy D. Harris
	By:	Jeremy D. Harris
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 14, 2014	/s/ Jeremy D. Harris
	By:	Jeremy D. Harris
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 14, 2014	/s/ Sergio Perez Conejo
	By:	Sergio Perez Conejo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Not applicable.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Arrow Cars International, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Cars International Inc. and Subsidiary at December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Cars International Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the 2012 consolidated financial statements, as originally audited by another auditor, have been restated to correct misstatements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has continuing net losses and cash used in operations with a net loss and net cash used in operating activities in 2013 of $109,564 and $82,129, respectively, and has a working capital deficit, stockholders’ deficit and accumulated deficit of $879,486, $430,989 and $586,377, respectively at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 14, 2014

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Arrow Cars International Inc and Subsidiary

Consolidated Balance Sheets

	December 31,
	2013	2012
		(Restated)
ASSETS

Current Assets
Cash	3,366	6,198
Accounts receivable - trade	3,545	1,303
Prepayments	1,138	-
Sales type capital lease receivables - Current	81,090	86,251

Total Current Assets	89,139	93,752

Sales type capital lease receivables, net of allowance for uncollectible accounts - Non Current	155,491	172,503
Tax rebates receivable	-	3,617
Lease deposits	7,296	6,988
Bank compensating balances	42,675	89,656

Total Non Current Assets	205,462	272,763

Revenue earning equipment - cars, net of accumulated depreciation	473,566	599,779
Property and equipment, net of accumulated depreciation	7,691	14,731

Total Fixed Assets	481,257	614,510

Total Assets	775,858	981,024

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank Overdraft	2,081	-
Accounts Payable	3,455	27,908
Payment received in advance - Easy Car Leasing	27,158	22,484
Unearned interest on sales type capital leases	42,169	38,904
Lines of credit	530,071	582,607
Auto finance loans - Current	151,268	153,580
Customer security deposits on rental cars	12,758	21,770
Due to relates parties	80,728	41,431
Due to third parties - Current	20,648	19,776
Accrued salaries	12,672	5,348
Accrued sales and payroll taxes payable	85,618	51,589

Total Current liabilities	968,625	965,396

Long Term Liabilities
Secured loans	99,005	47,002
Auto finance loans	120,119	257,805
Due to third parties	19,098	18,291

Total Long Term liabilities	238,222	323,098

Total liabilities	1,206,847	1,288,494

Commitments and contingencies (Note 7)

Common stock, $0,001 par value, 100,000,000 shares authorized, 30,450,000 and 30,450,000 shares issued and outstanding at December 31, 2013 and 2012 respectively.	30,450	30,450
Additional paid in capital	145,145	145,145
Accumulated deficit	(586,377)	(476,813)
Other comprehensive (Loss) / Gain	(20,207)	(6,252)

Total shareholders’ equity (deficit)	(430,989)	(307,470)

Total Liabilities and Shareholders’ Equity (Deficit)	775,858	981,024

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
	2013	2012
		(Restated)
Revenues
Car rental and ancillary income	$442,974	$486,495

Total Revenues	442,974	486,495

Operating Expenses
Cost of rental revenues (exclusive of depreciation presented below)	110,376	149,149
General and Administrative	372,117	433,319
Depreciation	47,314	48,996

Total operating expenses	529,807	631,464

Loss before other income (expenses)	(86,833)	(144,969)

Other income (expenses):
Net gains and earned interest on sales type capital leases	$40,429	$104,931
Bad debt expense (recovery) on sales-type capital leases	1,714	(13,279)
Other income	4,797	1,776
Interest income	797	1,032
Interest expense	(70,468)	(78,382)
Foreign currency transaction gains (losses)	-	(157)

Total other (income) and expenses	$(22,731)	$15,921

Net loss before provision for income taxes:	(109,564)	(129,048)

Provision for income taxes	-	-

Net loss	$(109,564)	$(129,048)

Other Comprehensive Loss:
Unrealized foreign currency translation loss	(13,955)	(6,252)

Comprehensive Loss	$(123,519)	$(135,300)

Basic and Diluted loss per Share	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	30,450,000	22,694,418

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Restated for 2012)

	Common Stock		Additional	Accumulated	Other comprehensive	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	(Loss) / Gain	Equity (Deficit)

December 31, 2011	27,000,000	$27,000	$65,095	(347,765)	$-	$(255,670)

Common stock sold at $0.20	450,000	450	89,550	-	-	90,000

Recapitalization	3,000,000	3,000	(9,500)	-	-	(6,500)

Net Loss (Restated)	-	-	-	(129,048)	-	(129,048)

Other comprehensive Loss	-	-	-	-	(6,252)	(6,252)

December 31, 2012	30,450,000	$30,450	$145,145	(476,813)	$(6,252)	$(307,470)

Net loss	-	-	-	(109,564)	-	(109,564)

Other comprehensive Loss	-	-	-	-	(13,955)	(13,955)

December 31, 2013	30,450,000	$30,450	$145,145	(586,377)	$(20,207)	$(430,989)

The accompanying notes are an integral part of these consolidated financial statements.

Arrow Cars International Inc and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
		(Restated)
Operating activities:
Net income (loss)	$(109,564)	(129,048)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation	47,314	48,996
Gain on sales-type capital leases	(40,429)	(104,931)
Bad Debt - Sales-type capital lease receivable	(1,714)	13,279

Changes in assets and liabilities:

Accounts receivable - trade	(2,242)	4,694
Prepayments	(1,140)	-
Sales-type capital lease receivables	6,510	(305,216)
Tax rebates	3,617	8,774
Lease deposits	(308)	4,675
Accounts payable	(24,453)	(20,672)
Payments received in Advance - Easy Car Leasing	4,674	22,484
Unearned interest on sales-type capital leases, net	3,265	38,904
Security deposits on rental cars	(9,012)	(708)
Accrued Salaries payable	7,324	3,403
Accrued sales and payroll taxes payable	34,029	28,532

Net cash provided by (used in) operating activities	$(82,129)	(386,834)

Investing activities:

Proceeds from sales-type leases of revenue earning equipment, net of car purcahes	147,389	256,856
Property and Equipment	(377)	(2,641)
Net cash provided by (used in) investing activities	$147,012	254,215

Financing activities:

Auto finance loans	(139,998)	51,252
Secured Loans	52,003	(16,115)
Lines of credit	(52,536)	10,547
Advances from related parties, net	39,297	10,738
Advances from third parties, net	1,679	(6,509)
Bank overdraft	2,081	-
Compensating balances	46,981	(1,535)
Stock issued for cash	-	90,000

Net cash provided by (used in) financing activities	$(50,493)	138,378

Effect of exchange rate changes on cash	(17,222)	(7,078)

Net increase (decrease) in cash	(2,832)	(1,318)

Cash, beginning of year	6,198	7,517

Cash, end of year	$3,366	6,198

Supplementary Cash Flow Information:
Interest Paid	$70,468	$78,382
Income tax paid	$-	$-

Supplementary disclosure of non-cash Investing and Financing activities:
Repossessed cars recorded at net receivable value	$17,377	$33,183

The accompanying notes are an integral part of these consolidated financial statements.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 1 - Organization and Nature of Operations

Arrow Cars International Inc. (“ACI”) a private company, was organized under the laws of Florida on March 8, 2012. Arrow Cars SL (“ACSL”) a private limited company, was organized under the laws of Spain on January 21, 2008. On April, 4, 2012, Arrow Cars SL executed a reverse recapitalization with Arrow Cars International Inc. See Note 3. The consolidated entity is referred to as “the Company”. ACI is a holding company that conducts operations through its wholly owned subsidiary ACSL. The company’s business model, described below, involves leasing and rent-to-own concepts. The Company’s clients, who are based in Spain, may go through a website called www.AutoOasis.com or walk-in to the offices to conduct transactions.

The Company’s brand name is “Auto Oasis” and the vehicles are leased and/or sold under this identity. The process works as follows:

1.	A new vehicle is provided by the “Auto Oasis Easy Car Leasing” service. Generally, the car will be rented for 36 months. The cars are rented for 28 day minimum duration periods. The client may extend the rental or return the car without penalty. This feature is for clients that do not wish to purchase the vehicle.

2.	Once the car surpasses the “Easy Car Leasing” phase which is generally a 36 month period, the Company transfers the vehicle to the Extended Leasing service and substantially “sells” the car under a rent-to-own generally 36 month contract.

3.	When the rent-to-own contract expires and the last quota is paid, the title of ownership is transferred to the client. The client may opt to return the car to “Auto Oasis”, using the vehicle as a deposit for a newer rent-to-own car and continue to pay monthly Rent to Own lease payments generally for an additional 36 months.

4.	Returned Extended Lease vehicles are restored and “re-sold” continuing the lease revenue generally for an additional 36 month term.

On December 16, 2010, the Company executed an agreement with GEP Partners Plc., a public limited company based in the United Kingdom. GEP Partners agreed to act as financial advisor in assisting the Company to merge with a fully listed, compliant, and registered company listed on the OTCBB in the United States. In exchange, the Company agreed to pay $135,000 in fees which were expensed in the respective years and exchange 3,000,000 shares of the company’s equity. In March 2012, it was mutually agreed that the Company would be acquired by a private Florida corporation and subsequently file a registration statement with the SEC.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

As reflected in the accompanying consolidated financial statements, the Company had a loss of $109,564 for the year ended December 31, 2013; and net cash used in operations of $82,129 for the year ended December 31, 2013; and a working capital deficit of $879,486 and stockholders´ deficit of $430,989 for the year ended December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

In the event that operating cash flows are slowed or nonexistent, the Company plans to reduce its overhead wherever possible.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected hence there is certain doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in U.S. dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Euro. For financial reporting purposes, the Euro has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). There have been no significant fluctuations in the exchange rate for the conversion of Euros to USD after the latest balance sheet date.

Comprehensive loss from January 1, 2012 through December 31, 2013, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during 2013 and 2012 was as follows:

Foreign Currency

Balance, December 31, 2011	$-

Translation rate gain (loss)	(6,252)

Balance, December 31, 2012	$(6,252)

Translation rate gain (loss)	(13,955)

Balance, December 31, 2013	$(20,207)

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Use of Estimates

In presenting the consolidated financial statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Significant estimates during the periods presented include allowances on receivables, depreciation life on revenue earning equipment-cars, unearned interest on sales type capital leases and valuation allowances on deferred tax assets.

Fair Value Measurements and Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●	Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity that is significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several Spanish financial institutions whereby the balances are insured under Spanish Law up to 100,000 Euros. However, we have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts. As of December 31, 2013 and, 2012, there were no cash equivalents.

Restricted Cash - Bank compensating balances

Our lenders may require us to maintain compensating balances at their institution as a guarantee of amounts we borrow from them. These amount are considered non-current assets.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Revenue Earning Equipment

Revenue earning equipment is carried at cost, net of accumulated depreciation. Depreciation for vehicles is calculated on a straight line basis and assumes a residual salvage value of 85% of the purchase price based on typical sales prices in the rent-to-own program.

Revenue Recognition

Revenues from our Easy Car Leasing Program are recognized after the lease agreement is executed by both parties in conjunction with the following:

●	Persuasive evidence of an arrangement exists.

●	Delivery has occurred or services have been rendered.

●	The seller’s price to the buyer is fixed or determinable.

●	Collectability is reasonably assured using management´s estimates and empirical evidence through various years of experience.

Specifically we recognize revenues from the leases pro rata as earned over the lease term. Payments received in advance of the lease period are recorded as “payments made in advance-Easy Car Leasing” a liability, and recognized as revenue when earned. Revenues from ancillary services such as car repairs upon lease termination and repairs and insurance for the rent-to-own cars are recognized as the services are provided.

The Company reports revenues net of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer.

Accounts Receivable-Trade

Accounts receivable trade reflect the amounts due from easy car lease customers which have not been paid in advance.

Recognition of Gains on Sales-Type Leases under Rent-to-Own Leasing Program

In connection with our Rent-to-Own leasing program the leases are treated as sales type capital leases in accordance with ASC 840 “Leases”. Accordingly, we recognize an initial gain on the sales-type capital leases, as other income upon execution of the agreement which provides for non-refundable lease terms generally for thirty-six months. The customer has the right to acquire title through payment of all required lease payments. Unearned interest income, which is measured as the difference between the future minimum lease payments and the present value of those lease payments, on the capital lease is recorded as a liability upon execution of the lease and recognized as part of the gains prospectively over the lease term.

Sales Type Capital Lease Receivables and Allowance for Doubtful Accounts

The Company records accounts receivable at the rent-to-own lease execution date. Such accounts receivables reflect the gross payments (aggregate future minimum lease payments to be received) net of the down payment due under the lease. The accounts receivable is reflected as a current or non-current asset based upon the due dates of the lease payments.

The Company maintains a provision for possible non-collectability of the sales-type capital lease receivables. Any receivables that are deemed not collectible would either be written off or removed as a offset to the repossessed car.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Property and Equipment

Property and equipment (including leasehold improvements) are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 20 years, or the lease term, if shorter. Revenue earning assets-Cars are depreciated at a 5% rate over 3-years based on an estimated 85% salvage value resulting in a net carrying value equal to 85% of the original purchase price at the time these assets are offered as rent-to-own cars.

Useful lives are as follows:

Furniture, fixtures & equipment	3 to 10 years
Capitalized software	3 to 7 years
Buses and support vehicles	4 to 15 years
Revenue earning assets - Cars	3 years

Impairment of Long-Lived Assets

The Company is required to assess long-lived assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year at the reporting unit level. If the carrying value of an asset exceeds its undiscounted projected cash flows, an impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value.

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within general and administrative expense on our Statements of Operations, include radio, television, “yellow pages” and other advertising, Internet advertising and other promotions and were $5,384 and $13,608 for the years ended December 31, 2013 and 2012 respectively.

Income Taxes

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

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Note 3 - Reverse Recapitalization

On April 4, 2012, ACI acquired ACSL, a private corporation in a transaction treated as a reverse recapitalization of ACSL. ACI did not have any material operations and a 90% majority-voting control and management control was transferred to the owners of ACSL.

In the recapitalization, ACI issued 27,000,000 shares of common stock in exchange for all of ACSL’s 3,006 issued and outstanding shares of commons stock. For financial reporting purposes, the 3,006 shares have been retroactively recast to 27,000,000 shares in accordance with an exchange ratio of 8,982 for 1. and the Company is deemed to have issued 3,000,000 common shares to the shareholder of ACI as part of the recapitalization.

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

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 4 - Sales-Type Capital Lease Receivables

Once a car surpasses the initial rental phase, the Company transfers it to the Extended Leasing service and substantially “sells” the car under a rent-to-own contract which is generally 36 months. When this car is sold, it is removed from fixed assets and the net gain is recorded as other income under the accounting guidance for sales-type capital leases with the Company as the lessor. The Company records receivables from sales-type capital leases under our rent-to-own program. The receivables generally are payable over a period of 36 months and therefore are presented with current and non-current components on our balance sheet. The Company makes a provision for possible bad debt on these receivables. Bad debt expense (recovery) was $(1,714) and $13,279 in 2013 and 2012, respectively.

Sales-type capital lease receivables at December 31, are as follows:

	2013	2012
Sales type capital lease receivables - Current	$81,090	$86,251
Sales-type lease receivables - Noncurrent	168,295	186,120
Allowance for doubtful accounts	(12,804)	(13,617)
Sales-type capital lease receivables - noncurrent, net	155,491	172,503
Total Sales-type capital lease receivables, net	$236,581	$258,754

Note 5 - Revenue Earning Equipment-Cars and Property and Equipment

The Company’s tangible assets at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31, 2013	December 31, 2012

Cars	$712,572	$845,617
Property	18,591	17,806
Subtotal	731,163	863,423

Accumulated depreciation cars	(239,007)	(245,838)
Accumulated depreciation property	(10,899)	(3,075)
Subtotal	(249,906)	(248,913)

Total, net	$481,257	$614,510

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Leased vehicles are carried at cost, net of accumulated depreciation. Depreciation for vehicles is provided using straight line method taking into consideration the estimated residual value at the expected date of disposition.

Depreciation expense for the years ending December 31, 2013 and December 31, 2012 were $47,314 and $48,996 respectively.

Note 6 - Debt

A)	Due to Related Parties

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. As of December 31, 2013 and December 31, 2012 the Company owed shareholders and directors $80,728 and $41,431 respectively. The advances are non-interest bearing, unsecured and due on demand.

	2013	2012
CFO - On demand loan bearing no interest	$31,205	$21,632
CEO - On demand loan bearing no interest	37,523	19,799
Shareholder - On demand loan bearing no interest	12,000	-
	$80,728	$41,431

B)	Due to Third Parties

The amounts due to third parties on a current and noncurrent basis are as follows:

	2013	2012
Due to third parties - Current	$20,648	$19,776
Due to third parties - Non Current	19,098	18,291
	$39,746	$38,067

The details of the due to third party loans are as follows:

	2013		2012
Collateral fee payable. Interest rate 7% interest per annum.	$10,908	(1)	$ 10,385 (1)
2 year loan (renewable for a further 12 months) commencing October 26, 2012. Interest rate: 3% per annum.	8,192		7,862
On Demand loan. Interest rate: 10% per annum due when demanded.	20,646		19,820
	$39,746		$38,067

 _________

(1) The Company obtained various collateralized auto finance loans and also one secured loan from a Spanish bank (Banco Popular). As the bank required collateral, the Company agreed that a third party would use his house to guarantee these loans. The company agreed with the third party to pay 7% interest per annum on the value of the collateral given to the bank.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

C)	Auto finance loans, secured loans and lines of credit

A summary of the company’s auto finance loans, secured loans and letters of credit is as follows:

	2013	2012
● Lines of credit	$530,071	$582,607
● Auto finance loans - Current	151,268	153,580
● Auto finance loans - Noncurrent	120,119	257,805
● Secured loans	99,005	47,002
	$900,463	$1,040,994

Lines of Credit:

	2013	2013	2012	2012
	Used	Unused Balance	Used	Unused Balance

Bankinter - Yearly renewable - October 4th of each year. Interest rate 4,04%	206,490	-	263,692	-
Bankinter - Yearly renewable - October 7th of each year. Interest rate 4,04%	278,153	-	263,692	-
Banco Popular - Yearly renewable - July 19th of each year. Interest rate 9,8%	45,428	-	55,223	201
	$530,071	$-	$582,607	$201

Auto finance loans - Current and noncurrent:

	2013	2012
Banco Popular (Various loans taken on June 12, 2012 and all maturing June 2, 2015 bearing 4.24% interest rate)	$130,535	$230,965
Bankinter (Various loans maturing during 2014 and 2015 with variable interest rates varying from 3.19% to 3.96% )	136,292	173,286
Banco Santander (Maturing February 15, 2015 bearing interest rate of 7.49%)	4,560	7,134
	$271,387	$411,385

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Secured Loans:	2013	2012
Banco Popular (Loan made on June 2, 2010 and maturing June 2, 2015, bearing an average interest rate of 4.95%)	30,175	47,002
Bankinter (Loan maturing December 2nd, 2020 interest rate of 6.98%)	68,830	-
	$99,005	$47,002

Collateral:

1.	The Company uses the cars that they buy as collateral to guarantee the auto finance loans, the lines of credit and the secured loans.

2.	The Company also maintains a compensating bank deposit as collateral with Bank Popular as reflected on the accompanying consolidated balance sheets.

Guarantees:

1.	Jeremy Harris, CEO of the Company, has personally guaranteed each of the loans.

2.	Banco Popular auto finance loans and a secured loan is currently being guaranteed by a third party (see Note 6.b).

3.	A third party guaranteed the two lines of credit with Bankinter and this party was paid 20% of the common shares of the Company as a fee in the year 2010 and is currently a principal shareholder.

Note 7 - Commitments and Contingencies

Leases

The Company executed a five year lease for its offices and a warehouse on April 12, 2012 expiring May 31, 2017. The rental expense was $61,412 and $57,919 as of December 31, 2013 and December 31, 2012 respectively. The rental contract is automatically renewed on a year by year basis.

Contingencies

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us, except as follows:

Arrow Cars SL previously contracted with Peter Stuart Rogers for him to provide certain services to Arrow Cars SL. On November 10, 2010, Arrow Cars SL unilaterally cancelled the contract with Mr. Rogers. In December, Mr. Rogers then filed an arbitration action against Arrow Cars SL claiming damages for the cancellation of the contract. The arbitration action was filed before the Arbitration & Settlement Office (“CMAC”), file numbers 12627/2010 and 12625/2010. The arbitration case was closed without agreement. As a consequence, Mr. Rogers filed a claim against Arrow Cars SL in the Malaga Employment Courts, with the same numbers. Prior to appearing in court, Arrow Cars SL and Mr. Rogers agreed privately that Arrow Cars SL would pay 18,500 Euros (U.S. $24,420) to Mr. Rogers, which has been paid. In addition, in the event Arrow Cars SL successfully raises 4 million Euros (U.S.$5,000,000) in a public offering in the United States, Arrow Cars SL will be obligated to pay an additional 100,000 Euros ($125,000) to Mr. Rogers, one half of which amount will have to be paid within 16 weeks after the Company receives $5,000,000 in the proceeds of a public offering. The balance of 50,000 Euros will be payable to Mr. Rogers one year later.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company believes that if it, in fact, raises the $5,000,000 pursuant to a public offering, then it will owe 100,000 Euros (equivalent U.S. Dollars according to the exchange rate at the time such payments are due) to Mr. Rogers. In the event the Company is unsuccessful in raising the $5,000,000 pursuant to a public offering, the Company will not owe Mr. Rogers any additional money pursuant to the arbitration proceeding.

Note 8 - Equity

A)	Common Stock

The Company has 100,000,000 authorized common shares and 30,450,000 issued and outstanding at both December 31, 2013 and 2012.

The issuance of the common stock to date was as follows:

●	On April 4, 2012, the Company is deemed to have issued 3,000,000 common shares to the original shareholder of ACI as part of the recapitalization (see Note 3).

●	On April 15, 2012, the Company issued 87,500 common shares at $0.20 per share to private placement investors.

●	On April 20, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

●	On April 21, 2012, the Company issued 75,000 common shares at $0.20 per share to private placement investors.

●	On May 9, 2012, the Company issued 25,000 common shares at $0.20 per share to private placement investors.

●	On May 12, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On May 23, 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

●	On May 24, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On June 1, 2012, the Company issued 12,500 common shares at $0.20 per share to a private placement investor.

●	On June 15, 2012, the Company issued 25,000 common shares at $0.20 per share to private placement investors.

●	In July of 2012, the Company issued 50,000 common shares at $0.20 per share to private placement investors.

●	On June 15, 2012 the Company received a subscription agreement and cash of $5,000 for 25,000 common shares at $0.20 per share. The shares were issuable at December 31, 2012 and therefore considered issued and outstanding for accounting purposes. The shares were physically issued in 2013.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 9 - Concentrations

Geographic Concentration

The Company conducts its business with customers located primarily in the province of Malaga in Spain. Substantially all of the Company’s assets are located in Spain.

Concentration of Credit Risk

The primary accounts receivable of the Company result from long term rent-to own leasing contracts accounted for as capital leases. Although there is a greater risk of non-payment due to the long term monthly payment terms, the Cars that are leased are fitted with GPS devices to allow for immediate repossession of the car as needed and we have also established as allowance for bad debt on the non-current portion of such receivables.

Loan Concentrations

Financing for the capital leasing of cars by the Company is provided primarily by two Spanish banks.

Note 10 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the federal statutory rate approximately as follows:

	2013	2012

Income Tax provision at statutory rate:	$(38,347)	$(45,167)

Increase (decrease) in income tax due to:
Effect of foreign tax rates	3,602	(19,099)
State taxes	-	-
Change in valuation allowance	34,745	64,266

Total	$-	$-

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Net deferred tax assets and liabilities are comprised approximately of the following:

	2013	2012

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss	$185,952	$151,207
Valuation allowance	(185,952)	(151,207)
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

During the years ended December 31, 2013 and 2012, the Company generated net operating losses of approximately $109,564 and $129,048, respectively, for federal and Florida income tax purposes. Arrow Cars International Inc. had net operating loss of approximately $47,921 and $86,617, respectively in 2013 and 2012 and Arrow Cars SL (“ACSL” the Spanish subsidiary) had net operating losses of approximately $61,643 and $42,431, respectively in 2013 and 2012. These losses can be carried forward and used to offset taxable income in future years and will start expiring on December 31, 2032.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2013 and 2012, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $185,952 and $151,207 has been provided in the accompanying consolidated financial statements as of December 31, 2013 and 2012, respectively.

Therefore, ACSL had negative earnings and profits and does not have any foreign earnings and profits to be distributed. Since ACSL does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of December 31, 2013 and 2012.

The Company is subject to Spanish corporation taxes for the years ended December 31, 2013 and 2012. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2013 and 2012 tax years.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 11 - Related Party Balances and Transactions

The company has received noninterest bearing on demand loans from its two officers and directors and also from one of the company major shareholders.

	2013	2012
CFO - On demand loan bearing no interest	$31,205	$21,632
CEO - On demand loan bearing no interest	37,523	19,799
Shareholder - On demand loan bearing no interest	12,000	-
	$80,728	$41,431

Note 12 - Subsequent Events

On January 20, 2014, the company entered into a verbal on demand loan agreement at 0% interest with one of its directors. The loan was for $11,692.

On January 23, 2014, the company entered into a loan agreement with one of its major shareholders. The loan was for $47,446. The terms of the loan was as follows: 5 year loan at 7% per annum interest rate.

Note 13 - Restatement

Subsequent to the issuance of the Company’s 2012 consolidated financial statements, management determined that several adjustments should be made for the consolidated financial statements to be fairly stated. The following tables reflect the effects of the restatement, by presenting the previously presented balances, restatement adjustments, and the balances as restated:

Balance Sheet

	December 31, 2012
	As previously stated	Restatement Adjustments	As restated
ASSETS
Current Assets
Cash	$6,198	$-	$6,198
Accounts receivable - trade	7,940	(6,637)	1,303
Prepayments	-	-	-
Sales type capital lease receivables, net of allowance for uncollectible accounts - Current	258,753	(172,502)	86,251
Total Current Assets	272,891	(179,139)	93,752

Non Current Assets
Sales type capital lease receivables, net of allowance for uncollectible accounts - Non Current	-	172,503	172,503
Tax rebates receivable	3,617	-	3,617
Lease deposits	6,987	-	6,987
Bank compensating balances	89,656	-	89,656
Guarantor deposits - third party	22,676	(22,676)	-

Total Non Current Assets	122,936	149,827	272,763

Revenue earning equipment - cars, net of accumulated depreciation	599,778	1	599,779
Property and equipment, net of accumulated depreciation	14,730	1	14,731
Total Fixed Assets	614,508	2	614,510

Total Assets	$1,010,335	$(29,311)	$981,024

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$47,682	$(19,774)	$27,908
Payment received in advance - Easy Car Leasing	-	22,484	22,484
Unearned interest on sales type capital leases	44,042	(5,138)	38,904
Lines of credit	582,607	-	582,607
Auto finance loans - Current	143,985	9,595	153,580
Customer security deposits on rental cars	21,770	-	21,770
Due to relates parties	41,431	-	41,431
Due to third parties - Current	15,878	3,898	19,776
Accrued Salaries	5,348	-	5,348
Accrued sales and payroll taxes payable	51,589	-	51,589

Total Current liabilities	954,332	11,064	965,396

Long Term Liabilities
Secured loans	47,002	-	47,002
Auto finance loans - Non Current	267,399	(9,594)	257,805
Due to third parties - Non current	-	18,291	18,291

Total Long Term liabilities	314,401	8,697	323,098

Total liabilities	$1,268,733	$19,761	$1,288,494

Common stock, $0,001 par value, 100,000,000 shares authorized, 30,450,000 and 30,450,000 shares issued and outstanding at December 31, 2013 and 2012 respectively.	$30,450	$-	$30,450
Additional paid in capital	145,145	-	145,145
Accumulated deficit	(423,390)	(53,423)	(476,813)
Other comprehensive (Loss) / Gain	(10,603)	4,351	(6,252)

Total shareholders’ equity (deficit)	(258,398)	(49,072)	(307,470)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,010,335	$(29,311)	$981,024

Statement of Operations

	Year ended December 31, 2012
	As previously stated	Restated Adjustments	As restated
Revenues
Car rental and ancillary income	$528,053	$(41,558)	$486,495

Total Revenues	528,053	(41,558)	486,495

Cost of rental sales
Cost of rental revenues (exclusive of depreciation present below)	170,551	(170,551)	-

Total Cost of Rental sales	170,551	(170,551)	-

Gross Profit (Loss)	357,502	(357,502)	-

Operating Expenses
Cost of rental revenues (exclusive of depreciation present below)	-	149,149	149,149
General and Administrative	405,971	27,348	433,319
Depreciation	50,249	(1,253)	48,996

Total operating expenses	456,220	175,244	631,464

Loss before other income (expenses)	71,833	(216,802)	(144,969)

Other income (expenses):
Net gains and earned interest on sales type capital leases	89,290	15,641	104,931
Bad debt expense (recovery) on slaes-type capital leases	(13,618)	339	(13,279)
Other income	-	1,776	1,776
Interest income	2,878	(1,846)	1,032
Interest expense	(55,296)	(23,086)	(78,382)
Foreign currency transaction gains (losses)	(161)	4	(157)

Total other (income) and expenses	23,093	(7,172)	15,921

Net loss before provision for income taxes:	94,926	(223,974)	(129,048)
Provision for income taxes	-	-	-

Net loss	$94,926	$(223,974)	$(129,048)

Other Comprehensive Loss:
Unrealized foreign currency translation loss	-	(6,252)	(6,252)

Comprehensive Loss	$94,926	(230,226)	$(135,300)

Basic and Diluted loss per Share	$0.00	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	$22,694,418	$-	$22,694,418

Statement of Cash Flows

	December 31, 2012
	As previously stated	Restated Adjustments	As restated
Operating activities:
Net income (loss) for the period	$(75,625)	$(53,423)	$(129,048)

Items not involving cash:
Depreciation	50,249	(1,253)	48,996
Common Stock for services	3,000	(107,931)	-
Gain on sales-type capital leases	-	13,279	(104,931)
Bad Debt - Sales-type capital lease receivable	13,618	(13,618)	13,279

Changes in non-cash working capital:
Accounts receivable - trade	(1,943)	6,637	4,694
Prepayments	-	-	-
Sales-type capital lease receivables	(272,373)	(32,843)	(305,216)
Tax rebates	8,774	-	8,774
Lease deposits	4,675	-	4,675
Accounts payable	(898)	(19,774)	(20,672)
Payments received in Advance - Easy Car Leasing	-	22,484	22,484
Unearned interest on sales-type capital leases, net	44,042	(5,138)	38,904
Security deposits on rental cars	(707)	(1)	(708)
Accrued Salaries payable	3,403	-	3,403
Accrued sales and payroll taxes payable	28,532	-	28,532
			-
Net cash provided by (used in) operating activities	$(195,253)	$(191,581)	$(386,834)

Investing activities:
Revenue Earning Equipment	78,588	178,268	256,856
Property and Equipment	(2,640)	(1)	(2,641)
Net cash used in investing activities	$75,948	$178,267	$254,215

Financing activities:
Auto finance loans	51,253	(1)	51,252
Secured Loans	(16,115)	-	(16,115)
Lines of credit	10,546	1	10,547
Advances from related parties, net	10,738	-	10,738
Advances from third parties, net	(6,410)	(99)	(6,509)
Compensating balances	(1,535)	1,535	-
Guarantor - third party	(388)	(1,147)	(1,535)
Stock issued for cash	90,000	-	90,000
Additional paid in capital	(9,500)	9,500	-

Net cash provided by financing activities	$128,589	$9,789	$138,378

Effect of exchange rate changes on cash	(10,603)	3,525	(7,078)

Net increase (decrease) in cash	(1,319)	-	(1,318)

Cash, beginning of period	7,517	-	7,517

Cash, end of period	$6,198	$-	$6,198

Supplementary Cash Flow Information:
Interest Paid	$55,296	$23,086	$78,382

Income tax paid	$-	$-	$-

Supplementary disclosure of non-cash Investing and Financing activities:
Repossessed cars recorded at net receivable value	$-	$33,183	$33,183

