Form 10-Q
period 2014-03-31
ARROW CARS INTERNATIONAL INC
filed 2014-10-16
CIK 1559001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-55002

ARROW CARS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Florida	99-0374918
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Calle del Escritor Herrara Santaolalla, No. 2
Churriana, Malaga, Spain	29140
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: + (34) 952623297

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 23, 2014, there were 30,450,000 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

Arrow Cars International Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	5,308	3,366
Accounts receivable - trade	-	3,545
Prepayments	7,499	1,138
Sales type capital lease receivables - Current	141,349	81,090

Total Current Assets	154,156	89,139

Sales type capital lease receivables, net of allowance for uncollectible accounts - Non Current	58,587	155,491
Tax rebates receivable	1,492	-
Lease deposits	7,289	7,296
Bank compensating balances	-	42,675

Total Other Assets	67,368	205,462

Revenue earning equipment - cars, net of accumulated depreciation	504,908	473,566
Property and equipment, net of accumulated depreciation	7,240	7,691

Total Fixed Assets	512,148	481,257

Total Assets	733,672	775,858

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank Overdraft	-	2,081
Accounts Payable	13,155	3,455
Payment received in advance - Easy Car Leasing	50,964	27,158
Unearned interest on sales type capital leases	37,186	42,169
Lines of credit	521,487	530,071
Auto finance loans - Current	105,119	151,268
Customer security deposits on rental cars	12,199	12,758
Due to relates parties	136,373	80,728
Due to third parties - Current	28,808	20,648
Accrued salaries	10,315	12,672
Accrued sales and payroll taxes payable	59,522	85,618
Secured Loans-Current	24,224	-

Total Current liabilities	999,352	968,625

Long Term Liabilities
Secured loans	69,812	99,005
Auto finance loans	111,415	120,119
Due to third parties	-	19,098

Total Long Term liabilities	181,227	238,222

Total liabilities	1,180,579	1,206,847

Commitments and contingencies (Note 6)

Shareholders Equity (Deficit)
Common stock, $0,001 par value, 100,000,000 shares authorized, 30,450,000 and 30,450,000 shares issued and outstanding at March 31, 2014 and December 31, 2013 respectively.	30,450	30,450
Additional paid in capital	145,145	145,145
Accumulated deficit	(610,148)	(586,377)
Accumulated other comprehensive (Loss) / Gain	(12,354)	(20,207)

Total shareholders’ equity (deficit)	(446,907)	(430,989)

Total Liabilities and Shareholders’ Equity (Deficit)	733,672	775,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrow Cars International Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months	Three Months
	March 31, 2014	March 31, 2013

Revenues
Car rental and ancillary income	$81,807	$118,392

Total Revenues	81,807	118,392

Operating Expenses
Cost of rental revenues (exclusive of depreciation presented below)	32,946	24,806
General and Administrative	68,542	77,330
Depreciation	9,535	10,362

Total operating expenses	111,023	112,498

Loss before other income (expenses)	(29,216)	5,894

Other income (expenses):
Net gains and earned interest on sales type capital leases	$5,910	$9,557
Bad debt expense (recovery) on sales-type capital leases	2,259	(12,992)
Other income	12,903	-
Interest income	42	256
Interest expense	(15,669)	(11,001)

Total other income and (expenses), net	$5,445	$(14,180)

Net loss before provision for income taxes:	(23,771)	(8,286)

Provision for income taxes	-	-

Net loss	$(23,771)	$(8,286)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation gain (loss)	7,853	-

Comprehensive Loss	$(15,918)	$(8,286)

Basic and Diluted loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	30,450,000	30,450,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrow Cars International Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2014

					Other	Total
	Common Stock		Additional	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	(Loss)/Gain	Equity (Deficit)

December 31, 2013	30,450,000	$30,450	$145,145	(586,377)	$(20,207)	$(430,989)

Net loss	-	-	-	(23,771)	-	(23,771)

Other comprehensive gain (loss)	-	-	-	-	7,853	7,853

March 31, 2014	30,450,000	$30,450	$145,145	(610,148)	$(12,354)	$(446,907)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Arrow Cars International Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	March 31, 2014	March 31, 2013

Operating activities:
Net income (loss)	$(23,771)	(8,287)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation	9,535	10,362
Bad debt expense (recovery)	(2,259)	12,992
Gain on sale type capital lease	(5,910)	-
Gain on repossession	(1,311)	-

Changes in assets and liabilities:

Accounts receivable	3,528	2,848
Prepayments	(6,360)	-
Sales type capital lease receivable	52,107	1,070
Tax rebates receivable	(1,487)	(206)
Lease deposits	-	(404)
Accounts payable	9,679	9,206
Payments received in advance	23,747	-
Unearned interest on sales type capital lease	(4,922)	2,864
Customer security deposits	(545)	7,573
Accrued salaries	(2,336)	(4,429)
Accrued taxes	(25,915)	(18,678)
Other current liabilities	-	(38)

Net cash provided by (used in) operating activities	$23,780	14,873

Investing activities:

Proceeds from sales-type leases of revenue earning equipment, net of car purchase	(47,155)	(50,682)
Property and Equipment	-	(192)
Net cash provided by (used in) investing activities	$(47,155)	(50,874)

Financing activities:

Auto finance loans	(54,378)	29,363
Secured Loans	(4,851)	5,611
Lines of credit	(8,016)	38,109
Advances from related parties, net	55,454	(8,335)
Advances from third parties, net	(10,856)	3,368
Bank overdraft	(2,072)	-
Bank compensating balances	42,476	-

Net cash provided by (used in) financing activities	$17,757	68,116

Effect of exchange rate changes on cash	7,560	(22,429)

Net increase (decrease) in cash	1,942	9,686

Cash, beginning of the period	3,366	6,198

Cash, end of the period	$5,308	15,884

Supplementary Cash Flow Information:
Interest Paid	$15,669	$11,001
Income tax paid	$-	$-

Supplementary disclosure of non-cash Investing and Financing activities:
Repossessed cars recorded at fair value	$8,581	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Note 1. Organization and Nature of Operations

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

Note 2. Going Concern, Basis of Presentation and Summary of Significant Accounting Policies

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a loss of $23,771 for the three months ended March 31, 2014 and a working capital deficit of $845,196, an accumulated deficit of $610,148 and a total stockholders’ deficit of $446,907 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

 The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

In the event that operating cash flows are slowed or nonexistent, the Company plans to reduce its overhead wherever possible.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

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

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2013. The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Comprehensive loss from December 31, 2013 through March 31, 2014, includes only foreign currency translation gains (losses).

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Changes in Accumulated Other Comprehensive Income (Loss) by Component for the three months ended March 31, 2014 were as follows:

Foreign Currency

Balance, December 31, 2013	$(20,207)

Translation rate gain (loss)	7,853

Balance, March 31, 2014	$(12,354)

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

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several Spanish financial institutions whereby the balances are insured under Spanish Law up to 100,000 Euros. We maintain cash and cash equivalents in one US bank. However, we have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts. As of March 31, 2014 and December 31, 2013, there were no cash equivalents.

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

Revenue Recognition

Revenues from our Easy Car Leasing Program are recognized after the lease agreement is executed by both parties in conjunction with the following:

●	Persuasive evidence of an arrangement exists.

●	Delivery has occurred or services have been rendered.

●	The seller’s price to the buyer is fixed or determinable.

●	Collectability is reasonably assured using management’s estimates and empirical evidence through various years of experience.

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

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company maintains a general provision for possible non-collectability of the sales-type capital lease receivables. Any receivables that are deemed not collectible would either be written off or removed as an offset to the repossessed car.

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

Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within general and administrative expense on our Statements of Operations, include radio, television, “yellow pages” and other advertising, Internet advertising and other promotions and were $1,047 and $3,724 for the three months ended March 31, 2014 and 2013, respectively.

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

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Loss per Common Share

Basic earnings (loss) per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options at the beginning of the year, or for the period outstanding during the period for current year issuances.

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

Note 3. Sales-Type Capital Lease Receivables

Once a car surpasses the initial rental phase, the Company transfers it to the Extended Leasing service and substantially “sells” the car under a rent-to-own contract which is generally 36 months. When this car is sold, it is removed from fixed assets and the net gain is recorded as other income under the accounting guidance for sales-type capital leases with the Company as the lessor. The Company records receivables from sales-type capital leases under our rent-to-own program. The receivables generally are payable over a period of 36 months and therefore are presented with current and non-current components on our balance sheet. The Company makes a provision for possible bad debt on these receivables. Bad debt expense (recovery) was $2,259 and $(12,992) for the three months ended March 31, 2014 and 2013, respectively.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Sales-type capital lease receivables at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
Sales type capital lease receivables – Current	$141,349	$81,090
Sales-type lease receivables – Non-current	69,111	168,295
Allowance for doubtful accounts	(10,524)	(12,804)
Sales-type capital lease receivables – non-current, net	58,587	155,491
Total Sales-type capital lease receivables, net	$199,936	$236,581

Note 4. Revenue Earning Equipment-Cars and Property and Equipment

The Company’s tangible assets at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013

Cars	$744,165	$712,572
Property	18,572	18,591
Subtotal	762,737	731,163

Accumulated depreciation - Cars	(239,257)	(239,007)
Accumulated depreciation - Property	(11,332)	(10,899)
Subtotal	(250,589)	(249,906)

Net Value	$512,148	$481,257

Leased vehicles are carried at cost, net of accumulated depreciation. Depreciation for vehicles is provided using straight line method taking into consideration the estimated residual value at the expected date of disposition.

Depreciation expense for the three months ending March 31, 2014 and March 31, 2013 was $9,535 and $10,362 respectively.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Note 5. Debt

A)	Due to Related Parties

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. As of March 31, 2014 and December 31, 2013 the Company owed shareholders and directors $136,373 and $80,728 respectively. The advances are non-interest bearing, unsecured and due on demand.

B)	Due to Third Parties

The amounts due to third parties on a current and noncurrent basis are as follows:

	March 31, 2014	December 31, 2013
Due to third parties - Current	$28,808	$20,648
Due to third parties - Non Current	-	19,098
	$28,808	$39,746

C)	Auto finance loans, secured loans and lines of credit

A summary of the company’s auto finance loans, secured loans and letters of credit is as follows:

	March 31, 2014	December 31, 2013
Lines of credit	$521,487	$530,071
Auto finance loans	216,264	271,387
Secured loans	94,036	99,005
	$831,787	$900,463
Less Current Portion	(129,443)	(151,268)
Total - Non Current	702,444	749,195

Collateral:

1.	The Company uses the cars that they buy as collateral to guarantee the auto finance loans, the lines of credit and the secured loans.

2.	The Company also maintained a compensating bank deposit as collateral with Bank Popular as reflected on the accompanying consolidated balance sheets at December 31, 2013 which was refunded to the Company as of March 31, 2014.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Guarantees:

1.	Jeremy Harris, CEO of the Company, has personally guaranteed each of the loans.

2.	Banco Popular auto finance loans and a secured loan is currently being guaranteed by a third party.

3.	A third party guaranteed the two lines of credit with Bankinter and this party was paid 20% of the common shares of the Company as a fee in the year 2010 and is currently a principal shareholder.

Note 6. Commitments and Contingencies

Leases

The Company executed a five year lease for its offices and a warehouse on April 12, 2012 expiring May 31, 2017. The rental expense was $7,236 and $9,617 the three months ended March 31, 2014 and March 31, 2013 respectively. The rental contract is automatically renewed on a year by year basis.

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

Note 7. Equity

A)	Common Stock

The Company has 100,000,000 authorized common shares and 30,450,000 issued and outstanding at both March 31, 2014 and December 31, 2013.

There were no issuances of common stock during the three months ended March 31, 2014.

ARROW CARS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Note 8. Concentrations

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

Note 9. Related parties.

The Company has balances due to related parties of $136,373 and $80,728 as of March 31, 2014 and December 31, 2013 respectively as discussed in Note 5A.

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

FOR THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013:

The Company had revenues derived from “Car Rentals” and ancillary income from “Rent to own”, such as maintenance, repairs and insurance as earned, amounting to $81,807 and $118,392 for the three months ended March 31, 2014 and March 31, 2013 respectively. The $36,585 downturn in rental income was mainly due to the number of cars that went from the “Easy Car Leasing” service to the “Rent to Own” service (where the rentals are lower cost) and the inability of the company to raise finance to purchase sufficient replacement “Easy Car Leasing” cars.

The cost of car rentals amounted to $32,946 and $24,806 for the three months ended March 31, 2014 and March 31, 2013 respectively. This cost is made up of repairs and maintenance, road tax and car insurance.

The general and administrative costs for the three months ended March 31, 2014 and March 31, 2013 respectively were $68,542 and $77,330.

	March 31,
	2014	2013
Rent	$7,236	$9,617
Salaries	41,669	40,068
Professional services	5,739	12,612
Bank service charges	4,915	1,566
Marketing and Advertising	1,048	3,725
Soft costs	3,625	2,282
Other costs and services	4,310	7,460
	$68,542	$77,330

Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $9,535 and $10,362 respectively.

The net operating profit (loss) for the three months ended March 31, 2014 and 2013 respectively amounted to $(29,216) and $5,894.

The Company’s other income and (expenses) amounted to $5,445 for the three months ended March 31, 2014 and $(14,180) for the three months ended March 31, 2013.

The company incurred and paid $15,669 and $11,001 of interest for the three months ended March 31, 2014 and March 31, 2013; the majority of these interest payments were due to the auto financing loans, letters of credit and secured loans. Only a small proportion was interest levied on the bank overdraft and a guarantor agreement with a non-affiliate third party.

The net loss for the three months ended March 31, 2014 and March 31, 2013 respectively was $23,771 and $8,287.

The comprehensive loss including unrealized foreign currency translations losses was $15,918 and $8,286 for the three months ended March 31, 2014 and March 31, 2013 respectively.

The weighted average of the company issued and outstanding stock at March 31, 2014 and March 31, 2013 was 30,450,000 and 30,450,000 respectively which translated into a loss per shares of $(0.00) and (0.00) for the same periods.

LIQUIDITY AND CAPITAL RESERVES

As of March 31, 2014 and December 31, 2013, the Company had $5,308 and $3,366 in cash and the net cash provided by (used in) operations for the same periods was $23,780 and ($82,129). The working capital deficit amounted to $820,972 at March 31, 2014 and $879,486 at December 31, 2013. Finally, the Company had a Shareholders’ Equity deficit amounting to $446,907 at March 31, 2014 and $430,989 at December 31, 2013.

A summary of the company’s auto finance loans, secured loans and letters of credit is as follows:

	March 31, 2014	December 31, 2013
● Lines of credit	$521,487	$530,071
● Auto finance loans – Current	105,119	151,268
● Auto finance loans – Non-current	111,145	120,119
● Secured loans	94,036	99,005
	$831,787	$900,463

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

This section of the Form 10-Q, includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following table provides selected financial data about our Company as of March 31, 2014. For detailed financial information, see the consolidated financial statements included in this prospectus.

BALANCE SHEET DATA:

Cash	$5,308
Total assets	$733,672
Total liabilities	$1,180,579
Shareholders’ deficit	$446,907

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

OPEN A NEW AUTOOASIS “SUB HUB” FACILITY CLOSE TO GIBRALTAR

In October 2014, we intend to begin to offering our services from a small, fully equipped premises close to Gibraltar, on the South western most tip of Spain. Much of our current business originates from this region. We believe this Auto oasis “sub hub” will improve our customer satisfaction level for this customer base.

COSTS: $40,000 – for equipment, staffing and branding.

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

APPROACH SMALL TO MEDIUM SIZED BUSINESSES IN SPAIN - STAFF COSTS ONLY

Between January and April 2015, we believe that a minimum of three companies will return their existing fleets to their current suppliers and switch over to our AutoOasis “Easy Car Leasing” program and transfer to an AutoOasis “Easy Car Leasing” fleet. We are confident our low cost/high benefit model will tempt many Spanish companies to transfer their fleet business to us. Due to contractual restrictions, the transfer process can take several months. We anticipate the transfer of corporate clients will begin in earnest during the second quarter of 2015. This will coincide with the return of vehicles hired by foreigners during low and mid holiday season. As of the date of this Prospectus, we do not have an executed agreement with any company to switch over to our AutoOasis “Easy Car Leasing” program. There is no guarantee that any company will transfer its fleet to us. We do not expect to incur any material costs in obtaining these new fleet customers other than normal vehicle acquisition costs. These beliefs are related more to the number of vehicles we can provide that to our ability to convert these companies to use our services.

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

As of March 31, 2014, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

31.1*	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

ARROW CARS INTERNATIONAL INC.

Date: October 16, 2014	/s/ Jeremy D. Harris
Jeremy D. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2014	/s/ Sergio Perez Conejo
Sergio Perez Conejo
Chief Financial Officer
(Principal Accounting and Financial Officer)

